Form 10QSB
period 2008-03-31
Race World International, Inc.
filed 2008-05-15
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31,2008

      [] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from           to
                                          -----------  -----------


                     Commission file number: 333-148636

                             -----------------

                           RACE WORLD INTERNATIONAL, INC.

             (Exact name of small business issuer as specified
                              in its charter)


               Nevada                             20-8720608
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

968 - 240 th Street                             V2Z 2Y3
Langley, British Columbia, Canada

(Address of principal                          (Zip Code)
executive offices)

                             ------------------

Issuer's telephone number, including area code: (604) 539-9680


(Former name or former address, if changed since last report)Not Applicable

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes    [ ] No

----------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as
Defined in Rule 12b-2 of the Exchange Act).  [x] Yes    [ ] No


The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of May 13, 2008 was $0.

The Registrant has 200,000,000 shares of common stock, par value $0.001, authorized and 45,900,000 shares of common stock outstanding as of May 13, 2008.

Transitional Small Business Disclosure Format (check one):
                                             [ ] Yes    [x] No

-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of March 31, 2008 and December 31, 2007. . . . . . . F-1
Statements of Operations for the Three Months Ended March 31, 2008 and March 31, 2007 and from Inception (Dec 29,2006) to March 31, 2008 . . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three Months Ended March 31, 2008 and March 31, 2007 and from Inception(Dec 29, 2006) to March 31, 2008 . . .F-4
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . F-5
Item 2. Management's Discussion and Analysis or Plan of Operation . . .6
Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .14

PART II

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .14
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. . .14
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .14
Item 4. Submission of Matters to a Vote of Security Holders . . . . . .14
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .14
Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .14

                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          MARCH 31, 2008






Race World International, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                      March 31     December 31
                                         2008         2007
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $  18,346        $  26,374
     Other current assets
          Accrued interest                    488              512
          Note receivable (Note 3)        185,000          195,000
          Prepaid Expenses                  5,000            5,000
          Refundable Taxes                    893            -
                                        ------------    -------------
Total Assets                            $ 209,727        $ 226,886
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  14,486        $  16,563
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     45,900,000 shares       45,900           45,900
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           185,931          185,931
     Deficit accumulated during the
     development stage                    (36,590)         (21,508)
                                        ------------    -------------
Total stockholders' equity                195,241          210,323
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $ 209,727        $ 226,886
                                        ============    =============

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTORS:

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.
<PAGE


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   Period from
                      Months Ended     Months Ended    Dec. 29, 2006
                      March 31, 2008   March 31, 2007  (inception) to
                                                       March 31,2008
---------------------------------------------------------------------
REVENUE
Interest Revenue       $   2,925      $ -              $    7,537
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue          $   2,925      $ -              $    7,537

EXPENSES
     Advertising         -              -                     375
     Bank Charges            103        -                     185
     Management fees       6,000        -                   6,000
     Professional fees     9,854            847            35,283
     Listing and Share
       Transfer fees         175        -                     409
     Rent                  1,875        -                   1,875
                       =============  =============    ==============
Total Expenses            18,007            847            44,127

NET LOSS               $ (15,082)     $    (847)        $ (36,590)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $      (0.00)
  (Note 2(e))          =============  =============    ==============

Weighted average
number of shares
outstanding             45,900,000     19,700,000       33,143,231
                       =============  =============    ==============

---------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Race World International, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from Dec 29, 2006 (inception) to March 31, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800    $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131    $  -           $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Net loss for
Period            -          -        -           (15,082)        (15,082)
                ---------  --------- ---------- --------------- -------------

Balance
March 31,
2008           45,900,000  $45,900  $ 185,931   $ (36,590)      $ 195,241
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   Period from
                      Months Ended   Months Ended    Dec 29,2006
                      March 31,2008  March 31, 2007  (inception) to
                                                     March 31, 2008

-------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (15,082)     $    (847)     $ (36,590)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:

   Decrease (Increase)
   in accounts receivable
   and accrued assets      (894)         -              (5,894)

   Increase (Decrease)
   in accounts payable
   and accrued
   liabilities            (2,077)          847           14,846

   Increase in accrued
   Interest receivable        25         -                 (487)
                       -----------    ----------      -----------
                         (18,028)        -              (28,485)
                       ===========    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           10,000        -              (185,000)
                       -----------    ----------      -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -           -               231,831
                       -----------    ----------      -----------
INCREASE (DECREASE)
IN CASH                   (8,028)       -                18,346
                       -----------    ----------      -----------
CASH, beginning           26,374         98,500         -
                       -----------    ----------      -----------
CASH, ending           $  18,346      $  98,500       $  18,346
                       -----------    ----------      -----------

SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -
     Income taxes      $ -            $ -             $ -
------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                  .F-4.

RACE WORLD INTERNATIONAL, INC.
(a development stage company)

March 31, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on Dec 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of March 31, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

     2 .    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent on future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below:

        a .Cash and cash equivalents

The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

        b .Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denomination monetary items are included in the statement of operations.

        c .Financial instruments

The Company's financial instruments consist of cash, promissory note receivable, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant
interest, currency or 	credit risks on the financial instruments included in
these financial statements. The fair market values of these financial instruments approximate their carrying values.

        d .Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be covered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

        e .Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

        f .Recent accounting pronouncements


In September 2006, the FASB issued FASB Statement No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the financial statements of the Company once adopted.

In February 2007, the Financial Accounting Standards Board (FASB)issued SFASNo. 159, "The Fair Value Option for Financial Assets and
Financial Liabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued Statement No. 14 (revised 2007), Business Combinations ("Statement 141 (R)". Statement 141 (R) changes the accounting for and reporting of business combination trasnactions. Statement 141 (R) is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's finacial statements.

In December 2007, the FASB issued Statement No. 160, Accounting and Reporting for Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51 ("Statement 160"). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and the reporting of transaction between the reporting entity and holders of such noncontrolling interest. Statement 160 is effective for the first annual reporting period beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The August 15th, 2007 note receivable pays monthly interest only of 0.5% per month and carries an effective annual interest rate of 6.17%. The capital of $205,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment is due September 15th.

On December 31, 2007 a demand of $10,000 was made on the original $205,000 note, reducing it to its ending December 31, 2007 balance of $195,000. The $10,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account. Interest payments due from September to December 2007 were also made through payments on behalf of RWI by JPI to reduce the outstanding shareholder's loan.

On March 31, 2008 a demand of $10,000 was made on the original $205,000 note, reducing it to its ending March 31, 2008 balance of $185,000. The $10,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account. Interest payments due from January to March 2008 were also made through payments on behalf of RWI by JPI to reduce the outstanding shareholder's loan.


4.Stockholders' Equity:

            Common Stock Offerings:
            On Dec 29, 2006, the Company completed a private placement offering of 19,700,000 common shares to its officers and directors for $98,500.

            On August 9, 2007, the Company completed a private placement offering of 26,200,000 to its remaining founders for $133,331.

All subscribers and current shareholders as of March 31, 2008 are founders of Race World International, Inc.

5. RELATED PARTY TRANSACTIONS

(a)The note receivable of $185,000 (see Note 3) is payable upon demand and due from JPI Project Management Inc. JPI is owned solely by the President's spouse.

(b)Included in accounts payable and accrued liabilities is $2,333 owing to the president of the Company.

(c)On January 1, 2008 a management agreement was entered into with JPI and all management fees (2008 - $6,000, 2007 - Nil) relate to this agreement.

(d)Professional fees include amounts attributed to S N Ventures Inc. (2008 - $3,000; 2007 - $7,350), a company controlled by the Treasurer.

(e)Rental charges are paid on a month-to-month basis to JPI (2008 - $1,875; 2007 - Nil).


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       March 31,2008
       Operating loss carry-forwards                        $ 12,440
       Valuation allowance                                   (12,440)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
============================================================================



Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

The Company has not yet computed its operating loss carry-forwards for income tax purposes.
                                 .F-5.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS / PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and attached notes. This discussion may contain forward-looking statements that could involve risks and uncertainties.

Forward-looking Statements:

The statements contained in this 10-QSB that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or our current expectations with respect to the future operations, performance or position. These forward-looking statements are estimates and predictions.

We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this 10-QSB. These forward-looking statements are based on current information and expectation and we assume no obligation to update them at any stage.

Therefore, our actual experience and results achieved during the period covered by any particular forward-looking statement may differ substantially from those anticipated. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by us or any other person that these estimates will be realized, and actual results may vary materially. We cannot assure that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Description of Business:

History and Development

Race World International, Inc. was incorporated pursuant to the laws of the State of Nevada on December 29, 2006 under the name Race World International, Inc. Race World has been formed to develop and operate a motorsports theme park.


Race World's current operations are summarized as follows:
     -We have formed our Nevada Company
     -Organized our head office in Langley, British Columbia
     -Created an initial web-site and secured our relevant domain name -Appointed our legal counsel to explore acceptance of our motor sports theme park in Nevada
     -Our President, Evan Williams, has viewed several potential sites for development

We have no current plans to begin developing Phases 2 through 5 until financing is available. No financing is available at present. The following table illustrates an estimated time frame for completion of each Phase of our development assuming financing becomes available:

  Phase                Financing                   Time Frame
Phase 2              $  1,000,000            March 2008 - December 2008
Phase 3              $ 80,000,000        September 2008 - June 2009
Phase 4              $ 15,000,000            March 2009 - September 2009
Phase 5              $ 40,000,000             June 2009 - June 2010

Totals               $136,000,000            March 2008 - June 2010


Phase 1 funding of approximately $231,831 was provided by our Founding shareholders. This Phase 2 share offering will enable Race World to acquire environmental, engineering, and market studies necessary for inclusion in its business plan. These studies will also be required for future investors, federal, state, and local authorities.

We anticipate our theme park complex will offer a wide range of activities. Rentals including automotive and related accessories, track rentals, entertainment, and support services will also be offered. We have also presented in this offering a brief overview of our future development intentions. Any potential investor is cautioned that our motorsports theme park may not be feasible. Any potential investor is asked to read our list of risk factors in our S-1 registration statement filed with the SEC. We will strive to establish long-term business relationships within the race community.


There have been no public announcements of our development plans. We consider it prudent, for the present time, to proceed with our environmental studies and engineering reports as discreetly and privately as possible while evaluating the land we wish to purchase. We will have no operating income until we have completed Phase 2 through 5 funding and successfully developed our motorsports theme park. We will commence operations as soon as Phase 5 construction is complete.

                                 .6.

OUR PROPOSED LIST OF FUTURE RACE TRACKS, FACILITIES, AND SERVICES FOLLOWS:

ROAD COURSES

Race Track # 1 (RW1)

This automobile road course will offer track time rental and automobile rentals ranging from the novice to Formula 1. Individuals, race teams, race clubs, and auto manufacturers will be able to rent time on the track. The course will be designed by race enthusiasts and professionals. It will be not less than 8 kms and its special features will include:

     a) Short circuit for club meets and use
     b) Mid length national circuit
     c) Long circuit set to international standards
     d) Changing elevations on all circuits. This is a particularly attractive feature for the experienced racer.
     e) Right and left hand turns
     f) Allocated pit crew areas
     g) Multi corner spectator viewing

Race Track # 2 (RW2)

This track will be a 1/4-mile drag strip built to NHRA and IHRA standards.

Race Track # 3 (RW3)

This track will be a go-kart road course featuring both left and right hand turns, and will be the first track to be constructed. Individuals, clubs, race teams, and kart manufacturers will be able to rent time on the track as well as go-karts. We intend having a "long circuit" of not less than 1,500 meters in length and 9 meters in width . This will attract novice and serious drivers alike and allow for both shifter and non-shifter karts.

Race Track # 4 (RW4)

This track will be a 3/8 mile semi banked oval track. Monster truck events will be offered within the oval at specific times.
Portable grand stands will be in place.

Race Track # 5 (RW5)

This course will be an off road dirt track for ATV and off road use. There will be a mud area for extreme 4WD trials.

Race Track # 6 (RW6)

This will be a dedicated super cross track built to AMA specifications.

PROPOSED FACILITIES

RWI materials for construction are conventional and entirely available locally from a multiplicity of suppliers.

Club Houses

Each division of motorsports will have a type specific Club House. The size and specifications will be dependent on expected spectator and customer use. A full range of accessories and services will be available. We anticipate each form of racing will generate specific needs in terms of equipment and special skills by staff.

                                    .7.

Grand Stands

We anticipate a blend of permanent and portable grand stands to accommodate larger crowds dependent on the type of event venue. Each track will have grand stands.

Observation Towers

We anticipate several to serve the dual functions of V.I.P. and spectator pleasure and to assist track officials carry out duties as they relate to safety and security measures.

Flood Lighting

The drag racing, go-kart, and 3/8th mile oval tracks will be flood lighted for night use.


TYPICAL REVENUE PRODUCING TRANSACTION

As we are presently considering Phase 2 financing only, a breakdown of typical anticipated future revenues is speculative only, and will not be presented at this time.

STRATEGIC RELATIONSHIPS

Strategic Relationships will be a major part of our marketing plan in the future. Clubs and automotive related organizations will play a key part generating revenues. We anticipate a specific part of our marketing plan will be committed to developing such contacts and relationships.

                                  .8.

THE MARKET

RWI intends to offer our race enthusiast a geographically unique motorsports adventure. Las Vegas has approximately 900,000 tourist's visits per month and RWI will target initially 6,000 (0.67%) tourists per month to its site.

The main market for the recreational sector are the permanent residents of Nevada, California, and the tourists who visit Las Vegas. The market for the professional sector is the worldwide community of motor racing teams.

Dependence upon a major customer is not a factor in RWI's business plan. The following list highlights our customer base in order of anticipated importance:

     1. Tourist flow to Las Vegas.
     2. Professional motor sport organizers, such as S.C.C.A. (Sports Car Club of America).
     3. Motor sports teams for testing and development.
     4. Permanent local residents for go karting, drag racing, off roading etc.
     5. Commercial space leased to enterprises who wish to be located in a motor sports theme park.
     6. Residential clients who wish to live in a motor sports theme park.

COMPETITION

RWI intends to offer motorsports adventures to the tourist market that are presently only available in a limited or spasmodic manner. As previously mentioned, there are no daily continuous competitive facilities in the Las Vegas area. The one established complex nearby (Las Vegas Speedway) does not cater to any of the motor sport activities that RWI will offer and conversely, RWI does not intend to compete in any of the areas that the speedway has traditionally offered. See "Risk Factors" in our S1 registration statement for a discussion of potential future competition.

EMPLOYEES AND STRATEGIC ADVISORS

As of the date of this prospectus, we have no full-time employees with the exception of our four members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants be independent contractors

PATENTS, COPYRIGHTS, LOGOS, TRADEMARKS

RWI anticipates no need for patents. Logos will be trademarked and certain concessions will be negotiated for essential services, but these are considered minor in the overall scope of the business plan.

PROPERTY

Our executive offices are located at 968 - 240th Street, Langley, BC, Canada V2Z 2Y3. Our telephone number is (604) 539-9680.

Upon the completion of Phase 2 financing and the appropriate environmental and engineering studies, we will proceed to Phase 3 financing.

                                 .9.

Should financing become available we will attempt to purchase property suitable for our use.


SEASONALITY

We do not anticipate our business will be seasonal in nature as our proposed location is warm and dry year round.


Critical Accounting Policies:

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

Results of Operations:

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, may vary in the future, and will be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

Period Ended March 31, 2008:

We have not commenced operations and have had no revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months, our focus has been on the following areas:

1.Establishing three real estate contacts for future negotiations on land. No land has yet been secured.

2. We have improved our web site.

3. We have retained additional legal counsel in Florida to assist in our future development.

4. We have commenced some engineering work to ensure the suitability of any future land purchase.

The major changes in specific accounts in our operating statement for the three-month period ended March 31, 2008 as compared to the previous three month period ended March 31, 2007 are as follows:


Revenue

Revenue for the three-month period ended March 31, 2008 was $2,925 and was derived from interest income only. Previous year's revenue for the three months ended March 31, 2007 was $0.00.

Expenses

Management fees of $6,000 were incurred during the three months ended March 31, 2008 pursuant to a January 1, 2008 agreement with JPI Project Management Inc. None were paid for the three months ended March 31, 2007.

Professional fees of $9,854 were incurred for the three-month period ended March 31, 2008 as compared to $847 for the three months ended March 31, 2007. Included in fees to March 31, 2008 were fees of $3,000 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent of $1,875 was to paid to JPI during the three month period ended March 31, 2008. None was paid during the three months ended March 31, 2007.

The net loss for the three-month period ended March 31, 2008 was $15,082 or $0.00032 per share compared to a loss of $847 for the three months ended March 31, 2007 an increase of $14,235.




                                  .10.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.


Transfer Agent and Registrar:

Our transfer agent is Island Stock Transfer located at 100- Second Avenue South, Suite 104N, St. Petersburg, Florida, 33701.

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of future revenues from our motorsports theme park. We will no have operating revenues until the park has been developed and commences operations. During the next twelve months, we will continue our efforts to advance to the point of operations, however there is no assurance we will be able to proceed with our plans. Our current short-term investment is not intended to be the only source of our income. Should there be a delay beyond one year in producing revenues for our services, we may be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. We believe, however, we have enough cash available to satisfy our requirements during the next twelve months.

Operational Matters:

Over the next twelve months, we have enough cash to proceed with limited research and continued engineering studies.

Our industry research will be ongoing. We will monitor other racetracks to to compare our future plans with their strengths, weaknesses, and revenues. We will maintain contact with our real estate agents which may facilitate our future purchase of suitable land. We will continue to communicate with our business contacts to monitor changes that may impact our business.

Our recruiting efforts will be to attract and contract with professionals that may assist us in our future theme park development. We will also recruit prospective employees and professionals to work within our company. Employees, however, will only be hired as workload demands. As such we cannot say at this time how many, if any, will be hired during the next twelve months.

Our marketing efforts will remain extremely limited until land has been secured.

Primary Investing Activities: We do not anticipate any major investing activities in the next twelve months. Neither do we expect any major purchases or sales of plant and equipment.

                                 .11.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our S1 registration statement which could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.


Plan of Distribution

We have registered 10,000,000 shares of our common stock, which shall be offered and sold on a self-underwritten basis by Mr. Evan Williams our Chief Executive Officer and President, or, at our discretion, by participating broker-dealers licensed by the National Association of Securities Dealers, Inc. Although we anticipate being listed on the OTC-Bulletin Board, we may not be. Regardless, we will offer the shares to the public at a price of $.10 per share. There is no minimum investment requirement and funds received by us from this offering will not be placed into an escrow account. The offering price of the shares was arbitrarily determined by us. The offering price of the shares does not have any relationship to our assets, book value, or earnings. We reserve the right to reject any subscription in whole or in part, for any reason or for no reason. There can be no assurance that we will sell any or all of the offered shares.

As our offering is "self-underwritten" in nature and at a fixed price of $.10 per share, we are unsure whether we will sell any shares of common stock. As a result, we are unable at this time to determine what State, if any, offers or sales will be made. We may also seek out broker-dealers to assist us in placing our stock. Regardless of whether we place our stock ourselves or through agents, we will comply with all applicable blue-sky requirements of each jurisdiction in which we ultimately offer and sell our shares.

Under the Securities Exchange Act of 1934 and the regulations there under, any person engaged in a distribution of the shares of our common stock offered by our prospectus may not simultaneously engage in market making activities with respect to our common stock during the applicable
"cooling off" periods prior to the commencement of such distribution.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We have not engaged a broker / dealer to apply on our behalf for admission to quotation of our securities on the NASD OTC Bulletin Board. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of our shares may have difficulty selling their common stock should they desire to do so.

State securities laws may also limit trading in our shares.

Shares being registered on the selling shareholder's behalf:

We have also registered 31,900,000 shares of our common stock held by thirty-two of our shareholders, the selling shareholders, on their behalf. Prior to the listing of our securities on the OTC Bulletin Board, the selling shareholders have agreed to sell their shares at a price of $.10. Once our securities are listed on the OTC Bulletin Board the selling shareholder may sell some or all of such shares at any price. The shares will not be sold in an underwritten public offering.

                                  .12.

Broker-dealers engaged by the selling shareholder may arrange for other broker-dealers to participate. Broker-dealers may receive commissions or discounts from the selling shareholder (or, if any such broker-dealer acts as agent for the purchaser of such shares, from such purchaser) in amounts to be negotiated. Broker-dealers may agree with the selling shareholder to sell a specified number of such shares at a stipulated price per share.

The selling shareholders and any broker-dealers participating in the distributions of the shares may be deemed to be "underwriters" within the meaning of Section 2(11) of the Securities Act. Any profit on the sale of shares by the selling shareholder and any commissions or discounts given to any such broker-dealer may be deemed to be underwriting commissions or discounts. The shares may also be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, beginning one (1) year after the shares were issued.

Under the Securities Exchange Act of 1934 and the regulations there under, any person engaged in a distribution of the shares of our Common Stock offered by our prospectus may not simultaneously engage in market making activities with respect to our Common Stock during the applicable "cooling off" periods prior to the commencement of such distribution. Also, the selling shareholder is subject to applicable provisions that limit the timing of purchases and sales of our Common Stock by the selling shareholder.

We have informed the selling shareholders that, during such time as he may be engaged in a distribution of any of the shares we have registered by our prospectus, he is required to comply with Regulation M. In general, Regulation M precludes the selling shareholder, any affiliated purchasers and any broker-dealer or other person who participates in a distribution from bidding for or purchasing, or attempting to induce any person to bid for or purchase, any security which is the subject of the distribution until the entire distribution is complete. Regulation M defines a "distribution" as an offering of securities that is distinguished from ordinary trading activities by the magnitude of the offering and the presence of special selling efforts and selling methods. Regulation M also defines a "distribution participant" as an underwriter, prospective underwriter, broker, dealer, or other person who has agreed to participate or who is participating in a distribution.

Regulation M prohibits any bids or purchases made in order to stabilize the price of a security in connection with the distribution of that security, except as specifically permitted by Rule 104 of Regulation M. These stabilizing transactions may cause the price of our Common Stock to be less volatile than it would otherwise be in the absence of these transactions. We have informed the selling shareholder that stabilizing transactions permitted by Regulation M allow bids to purchase our Common Stock if the stabilizing bids do not exceed a specified maximum. Regulation M specifically prohibits stabilizing that is the result of fraudulent, manipulative, or deceptive practices. The selling shareholder and distribution participants are required to consult with their own legal counsel to ensure compliance with Regulation M.


Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

                                  .13.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Race World International, Inc. is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit

31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2008.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   May 13, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   May 13, 2008
-------------------   Treasurer, Director
Solomon Nordine

                                 .14.