Form 10-Q
period 2008-06-30
Race World International, Inc.
filed 2008-08-14
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30,2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]             Accelerated filer [ ]
Non-accelerated filer [ ] (Do not       Smaller reporting company [X]
check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
Defined in Rule 12b-2 of the Exchange Act).  [x] Yes    [ ] No

As of June 30, 2008 the Issuer had 45,900,000 shares of common stock issued and outstanding.

-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of June 30, 2008 and December 31, 2007 . . . . . . F-1
Statements of Operations for the Six Months Ended June 30, 2008 and
June 30, 2007 And from Inception (Dec 29,2006) to June 30, 2008 . . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Six Months Ended June 30, 2008 and
June 30, 2007 And from Inception(Dec 29, 2006) to June 30, 2008 . . .F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .F-5

Item 2. Management's Discussion and Analysis or Plan of Operation . .6
Item 3. Quantitative and Qualitative Disclosures about Market Risk. .14
Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . .14

PART II

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .15
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. .15
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . .15
Item 4. Submission of Matters to a Vote of Security Holders . . . . .15
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .15
Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .15

                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          JUNE 30, 2008






Race World International, Inc.
(a development stage company)

Balance Sheets
                                        As At         As At
                                       June 31     December 31
                                         2008         2007
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
Current Assets:
     Cash                               $   5,916        $  26,374
     Other current assets
          Accrued interest                    463              512
          Note receivable (Note 3)        150,000          195,000
          Prepaid Expenses                     -             5,000
          Refundable Taxes                  3,625            -
                                        ------------    -------------
Total Assets                            $ 160,004        $ 226,886
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $   7,380        $  16,563
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     45,900,000 shares       45,900           45,900
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           185,931          185,931
     Deficit accumulated during the
     development stage                    (79,207)         (21,508)
                                        ------------    -------------
Total stockholders' equity                152,264          210,323
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $ 160,004        $ 226,886
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.
<PAGE


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Six    For the Six   Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  Dec 29, 2006
                      June 30, 2008    June 30, 2007   June 30,2008   June 30,2007 (inception) to
                                                                                    June 30, 2008
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $   2,800      $ -              $    5,725      $ -            $ 10,337
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $   2,800      $ -              $    5,725      $ -            $ 10,337

EXPENSES
     Advertising          15,000        -                  15,000        -              15,375
     Bank Charges             47        -                     150        -                 232
     Management fees      15,000        -                  21,000        -              21,000
     Professional fees     7,370            243            17,224         1,090         42,653
     Listing and Share
       Transfer fees     -              -                     175        -                 409
     Rent                  3,000        -                   4,875        -               4,875
     Travel                5,000        -                   5,000        -               5,000
                       =============  =============    ==============  =============  =============
Total Expenses            45,417            243            63,424         1,090         89,544

NET LOSS               $ (42,617)     $    (243)        $ (57,699)     $ (1,090)     $ (79,207)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.00)
  (Note 2(e))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             45,900,000     19,700,000         45,900,000     19,700,000      35,257,741
                       =============  =============    ==============  =============  =============

---------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Race World International, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from Dec 29, 2006 (inception) to June 30, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800    $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131    $  -           $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Net loss for
Period            -          -        -           (57,699)        (57,699)
                ---------  --------- ---------- --------------- -------------

Balance
June 30,
2008           45,900,000  $45,900  $ 185,931   $ (79,207)      $ 152,624
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Six  For the Six   Period from
                      Months Ended   Months Ended    Months Ended Months Ended  Dec 29,2006
                      June 30,2008   June 30, 2007   June 30,2008 June 30,2007 (inception) to
                                                                                June 30, 2008

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (42,617)     $    (243)     $ (57,699)     $  (1,090)   $ (79,207)
  Adjustments to
   reconcile net
   loss to net cash
   used in operating
   activities:
  Decrease (Increase)
   in prepaid expenses
   and accrued assets      2,268        -                 1,374        -            (3,625)
  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            (7,106)           243          (9,183)         1,090       7,380
  Increase in accrued
   interest receivable        25        -                    50        -              (463)
                       -----------    ----------      -----------    ----------   -----------
                         (47,430)       -               (65,458)        (1,090)     (75,915)
                       ===========    ==========      ===========    ==========   ===========

INVESTING ACTIVITIES
     Promissory note
     receivable           35,000        -                45,000        -           (150,000)
                       -----------    ----------      -----------    -----------   -----------

FINANCING ACTIVITIES
     Common stock
     issued for cash:       -                -             -                -        231,831
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH       (12,430)            -          (20,458)            -          5,916
                       -----------    ----------      -----------    -----------   -----------
CASH, beginning           18,346             -           26,374             -            -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $   5,916      $      -       $    5,916      $      -     $    5,916
                       -----------    ----------      -----------    -----------   -----------

SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -            $ -           $ -
     Income taxes      $ -            $ -             $ -            $ -           $ -
-----------------------------------------------------------------------------------------------






The accompanying notes are an integral part of these financial statements.

                                  .F-4.

RACE WORLD INTERNATIONAL, INC.
(a development stage company)

June 30, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on Dec 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of June 30, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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
or less to be cash equivalents.

        b .Revenue recognition

           Revenue is recognized on the sale and transfer of goods and Services.

        c .Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denomination monetary items are included in the statement of operations.

        d .Financial instruments

The Company's financial instruments consist of cash, promissory note receivable, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant
interest, currency or 	credit risks on the financial instruments included in
these financial statements. The fair market values of these financial instruments approximate their carrying values.

        e .Income taxes

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

        f .Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

        g .Recent accounting pronouncements


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

In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on the financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on the Company's financial statements.



In February 2007, the Financial Accounting Standards Board (FASB)issued SFASNo. 159, "The Fair Value Option for Financial Assets and FinancialLiabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.


In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section
411. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.




3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The August 15th, 2007 note receivable pays monthly interest only of 0.5% per month and carries an effective annual interest rate of 6.17%. The capital of $205,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15th of the following month and the first payment is due September 15 th.

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

On June 30, 2008 a demand of $35,000 was made on the remaining $185,000 note, reducing it to its ending June 30, 2008 balance of $150,000. The $35,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account. Interest payments due April to June 2008 were also made through payments on behalf of RWI by JPI to reduce the outstanding shareholder's loan.





4.Stockholders' Equity:

            Common Stock Offerings:
            On Dec 29, 2006, the Company completed a private placement offering of 19,700,000 common shares to its officers and directors for $98,500.

            On August 9, 2007, the Company completed a private placement offering of 26,200,000 to its remaining founders for $133,331.

All subscribers and current shareholders as of June 30, 2008 are founders of Race World International, Inc.

5. RELATED PARTY TRANSACTIONS

(a)The note receivable of $150,000 (see Note 3) is payable upon demand and due from JPI Project Management Inc. JPI is owned solely by the President's spouse.

(b)Included in accounts payable and accrued liabilities is $6,130 owing to the president of the Company.

(c)On January 1, 2008 a management agreement was entered into with JPI and all management fees (2008 - $21,000, 2007 - Nil) relate to this agreement.

(d) JPI owns and operates a Formula Atlantic Racecar on behalf of RWI for advertising purposes. The RWI team car was entered into four races between April and June 2008. Advertising fees (2008 - $15,000, 2007 - Nil) relate to the team car. Travel costs (2008 - $5,000, 2007 - Nil) relate to these trips.

(e)Professional fees include amounts attributed to S N Ventures Inc. (2008 - $8,650; 2007 - $7,350), a company controlled by the Treasurer.

(f)Rental charges are paid on a month-to-month basis to JPI (2008 - $4,875; 2007 - Nil).


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                       June 30,2008
       Operating loss carry-forwards                        $ 26,930
       Valuation allowance                                   (26,930)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2007 operating loss carry-forwards for income tax purposes to be $21,508.
                                 .F-5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and attached notes. This discussion may contain forward-looking statements that could involve risks and uncertainties.

Forward-looking Statements:

The statements contained in this 10-Q that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or our current expectations with respect to the future operations, performance or position. These forward-looking statements are estimates and predictions.

We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this 10-Q. These forward-looking statements are based on current information and expectation and we assume no obligation to update them at any stage.

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

We have no current plans to begin developing Phases 2 through 5 until financing is available. No financing is available at present. The following summary illustrates an estimated time frame for completion of each Phase of our development assuming financing becomes available:

  Phase   Financing     Use                   Time Frame
Phase 2   $  1,000,000  Feasibility Studies   July 2008 - April 2009
Phase 3   $ 80,000,000  Land                  January 2009 - October 2009
Phase 4   $ 15,000,000  Racetracks            July 2009 - January 2010
Phase 5   $ 40,000,000  Buildings & Equip.    October 2009 - September 2011

Totals    $136,000,000                        July 2008 - September 2011

As we do not currently have financing for Phases 2 - 5, there is no guarantee that this time frame will be met.

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

Period Ended June 30, 2008:

We have not commenced operations and have had no revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months, our focus has been on the following areas:

1. Our Chief Executive Officer, Evan Williams, has spoken with business contacts, marketing agents, and realtors. Additional information was received and delivered respecting our motorsports theme park. No land has been optioned or secured to date.

   2.  We have improved our web site.

3. We have continued engineering and race track design studies to ensure the suitability of any future land purchase.

Comparison of Three Month Periods Ended June 30, 2008, and June 30, 2007

The major changes in specific accounts in our operating statement for the three-month period ended June 30, 2008 as compared to the previous three month period ended June 30, 2007 are as follows:

Revenue

Revenue for the three month period ended June 30, 2008 was $2,800 and was derived from interest income only. Previous year's revenue for the three months ended June 30, 2007 was nil.

Expenses

Advertising and promotion of $15,000 were incurred during the three months ended June 30, 2008. No advertising and promotional costs were paid for the three months ended June 30, 2007.

Management fees of $15,000 were incurred during the three months ended June 30, 2008 pursuant to a January 1, 2008 agreement with JPI Project Management Inc. No management fees were paid for the three months ended June 30, 2007.

Professional fees of $7,370 were paid during the three-month period ended June 30, 2008 compared to $243 during the three month period ended June 30, 2007.

Rent of $3,000 and travel of $5,000 were paid during the three-month period ended June 30, 2008. No rent or travel was paid during the three months ended June 30, 2007.

The net loss for the three month period ended June 30, 2008 was $42,617 or $0.00092 per share compared to a loss of $243 for the three months ended June 30, 2007 an increase of $42,374.

Comparison of Six Month Periods Ended June 30, 2008, and June 30, 2007

The major changes in specific accounts in our operating statement for the six-month period ended June 30, 2008 as compared to the previous six month period ended June 30, 2007 are as follows:

Revenue

Revenue for the six month period ended June 30, 2008 was $5,725 and was derived from interest income only. Previous year's revenue for the six months ended June 30, 2007 was nil.

Expenses

Advertising and promotion of $15,000 were incurred during the three months ended June 30, 2008. No advertising and promotional costs were paid for the three months ended June 30, 2007.

Management fees of $21,000 were incurred during the six months ended June 30, 2008 pursuant to a January 1, 2008 agreement with JPI Project Management
Inc.  No management fees were paid for the six months ended June 30, 2007.

Professional fees of $17,224 were incurred for six month period ended June 30, 2008 as compared to $1,090 for the six months ended June 30, 2007.

Included in professional fees to June 30, 2008 were fees of $8,650 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent of $4,875 and travel of $5,000 was paid to JPI Project Management Inc. during the six-month period ended June 30, 2008. No rent or travel costs paid during the six months ended June 30, 2007.

The net loss for the six month period ended June 30, 2008 was $57,699 or $0.00125 per share compared to a loss of $1,090 for the six months ended June 30, 2007 an increase of $56,609.

                                  .10.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations:

We have no contractual obligations.

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

Capital Resources and Primary Investing Activities: We do not anticipate any major investing activities in the next twelve months. Neither do we expect any major purchases or sales of land, construction of racetracks and buildings, or equipment unless funds become available through successful Phase 2 - 5 financing.

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



                                  .13.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Our Company's financial instruments are not materially impacted by changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting. Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures. As of June 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
                                 .14.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2008.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   August 14, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   August 14, 2008
-------------------   Treasurer, Director
Solomon Nordine

                                 .15.