Form 10-Q
period 2008-09-30
Race World International, Inc.
filed 2008-11-13
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of September 30, 2008 the Issuer had 46,200,000 shares of common stock issued and outstanding.

-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of September 30, 2008 and December 31, 2007 . . . . . . F-1
Statements of Operations for the Nine Months Ended September 30, 2008
and September 30, 2007 and from Inception (Dec 29,2006) to
September 30, 2008. . . . . . . . . . . . . . . . . . . . . . . . . .. . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . F-3
Statements of Cash Flows for the Nine Months Ended September 30, 2008
and September 30, 2007 and from Inception(Dec 29, 2006) to
September 30, 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . F-5

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

                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2008






Race World International, Inc.
(a development stage company)

Balance Sheet
                                        As At         As At
                                     September 30  December 31
                                         2008         2007
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
CURRENT
     Cash                               $  30,879        $  26,374
     Other current assets
          Accrued interest                    125              512
          Note receivable (Note 3)         20,000          195,000
          Prepaid Expenses                     -             5,000
          Refundable Taxes                  5,331            -
                                        ------------    -------------
Total Current Assets                       56,335          226,886


PROPERTY AND EQUIPMENT (Note 4)
     Race Vehicle                          92,625            -
                                        ------------    -------------
Total Assets                            $ 148,960        $ 226,886
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  12,851        $  16,563
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     46,200,000 shares       46,200           45,900
              (2007 - 45,900,000 shares)
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           215,631          185,931
     Deficit accumulated during the
     development stage                   (125,722)         (21,508)
                                        ------------    -------------
Total stockholders' equity                136,109          210,323
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $ 148,960        $ 226,886
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.
<PAGE


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Nine   For the Nine  Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  Dec 29, 2006
                      Sept 30, 2008    Sept 30, 2007   Sept 30,2008   Sept 30,2007 (inception) to
                                                                                    Sept 30, 2008
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $     750      $   1,025        $    6,475      $ -            $ 11,088
Operating Revenue        -              -                 -              -              -
                       =============  =============   ===============  =============  ============
Total Revenue          $     750      $   1,025        $    6,475      $ -            $ 11,088

EXPENSES
     Advertising
       & Promotion         4,718            375            19,718        -              20,093
     Bank Charges             50             24               200        -                 282
     Depreciation          2,375        -                   2,375        -               2,375
     Management fees      14,152        -                  35,152        -              35,153
     Professional fees     8,411          7,989            25,635         1,090         51,064
     Listing and Share
       Transfer fees      12,724        -                  12,899        -              13,133
     Rent                  2,948        -                   7,823        -               7,823
     Travel                1,887        -                   6,887        -               6,887
                       =============  =============    ==============  =============  =============
Total Expenses            47,265          8,388           110,689         1,090        136,810

NET LOSS               $ (46,515)     $  (7,363)        $(104,214)     $ (1,090)     $(125,722)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.00)
  (Note 2(g))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             46,036,957     34,671,429         45,946,154     24,708,824     36,785,179
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

For the Period from Dec 29, 2006 (inception) to September 30, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800    $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131    $  -           $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Issue of Common   300,000      300     29,700         -            30,000
Stock for cash

Net loss for
Period            -          -        -          (104,214)       (104,214)
                ---------  --------- ---------- --------------- -------------

Balance
September 30,
2008           46,200,000  $46,200  $ 215,631   $(125,722)      $ 136,109
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Nine For the Nine  Period from
                      Months Ended   Months Ended    Months Ended Months Ended  Dec 29,2006
                      Sept 30,2008   Sept 30, 2007   Sept 30,2008 Sept 30,2007 (inception) to
                                                                                Sept 30, 2008

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (46,515)     $  (7,363)     $(104,214)     $  (8,453)   $(125,722)

  Items not affecting
  Cash:
    Depreciation           2,375        -                2,375        -              2,375

  Changes in Operating
  Assets and Liabilities:

  Decrease (Increase)
   in prepaid expenses     -            -                 5,000        -              -

  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities             5,471         6,964          (3,712)         8,054       12,851

  Increase in accrued
   interest receivable       338        -                   387        -              (125)

  Increase in Refundable
   Taxes                  (1,706)       -                (5,331)       -            (5,331)
                       -----------    ----------      -----------    ----------   -----------
                         (40,037)         (399)        (105,495)         (399)    (115,952)
                       ===========    ==========      ===========    ==========   ===========

INVESTING ACTIVITIES
     Promissory note
     receivable          130,000       (205,000)        175,000       (205,000)     (20,000)

     Race Vehicle        (95,000)       -               (95,000)       -            (95,000)
                       -----------    ----------      -----------    -----------   -----------
                          35,000       (205,000)         80,000       (205,000)    (115,000)
                       ===========    ==========      ===========    ===========   ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:     30,000        133,331          30,000        133,331       261,831
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH        24,963        (72,068)          4,505        (72,068)       30,879

CASH, beginning            5,916         98,500          26,374         98,500         -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $  30,879      $  26,432      $   30,879      $  26,432    $   30,879
                       ===========    ==========      ===========    ===========   ===========


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

SEPTEMBER 30, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on Dec 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of September 30, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        d .Property and equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

        Asset          Rate
       -------        ------

    Race Vehicle     10 years

The cost of maintenance and repairs are expensed as incurred.


        e .Financial instruments

The Company's financial instruments consist of cash, promissory note receivable, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant
interest, currency or 	credit risks on the financial instruments included in
these financial statements. The fair market values of these financial instruments approximate their carrying values.

        f .Income taxes

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

        g .Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

        h .Recent accounting pronouncements


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



In February 2007, the Financial Accounting Standards Board (FASB)issued
SFAS No. 159, "The Fair Value Option for Financial Assets and
Financial Liabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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




3 .PROMISSORY NOTE RECEIVABLE - RELATED PARTY

The August 15 th, 2007 note receivable pays monthly interest only of 0.5% per month and carries an effective annual interest rate of 6.17%. The capital of $205,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President's spouse. Payment is due on the 15 th of the following month and the first payment is due September 15 th.

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

On July 1, 2008 a demand of $100,000 was made on the remaining $150,000 note, reducing it to its July 1, 2008 balance of $50,000. A $5,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account, while the other $95,000 payment was made on behalf of RWI for the purchase of a 1988 Formula Atlantic Swift DB4 race car, spare parts, and team support vehicle. The $95,000 purchase price was subjected to an appraisal by an approved auto specialist.

On September 30, 2008 a demand of $30,000 was made on the remaining $50,000 note, reducing it to its September 30, 2008 balance of $20,000. The $20,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account.

4.Property and Equipment

2008 2007
                               -------         --------
   Race Vehicle               $ 95,000        $   -
   Accumulated Depreciation     (2,375)           -
                               -------         --------
                              $ 92,625        $   -
                               =======         ========



5.Stockholders' Equity:

            Common Stock Offerings:
            On Dec 29, 2006, the Company completed a private placement offering of 19,700,000 common shares to its officers and directors for $98,500.

            On August 9, 2007, the Company completed a private placement offering of 26,200,000 to its remaining founders for $133,331.

            On August 19, 2008, the Company completed a private placement Offering of 300,000 common shares to new subscribers for net proceeds of $30,000.


6. RELATED PARTY TRANSACTIONS

(a)The note receivable of $20,000 (see Note 3) is payable upon demand and due from JPI Project Management Inc. JPI is owned solely by the President's spouse.

(b)Included in accounts payable and accrued liabilities is $3,068 owing to the president of the Company.

(c)On January 1, 2008 a management agreement was entered into with JPI and all management fees (2008 - $35,152, 2007 - Nil) relate to this agreement.

(d) JPI owned and operated a Formula Atlantic Race Car on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and Sept 2008. Advertising fees (2008 - $19,718, 2007 - Nil) relate to the team car. Travel costs (2008 - $6,887, 2007 - Nil) relate to these trips.

(e) On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as spare parts, tools, and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.

(f)Professional fees include amounts attributed to S N Ventures Inc. (2008 - $14,311; 2007 - $7,350), a company controlled by the Treasurer.

(g)Rental charges are paid on a month-to-month basis to JPI (2008 - $7,823; 2007 - Nil).

(h)Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2008 - $ 2,000; 2007 - Nil), a company controlled by the Treasurer's Brother.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                  September 30,2008
       Operating loss carry-forwards                        $ 41,938
       Valuation allowance                                   (41,938)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

Description of Business:

History and Development

Race World International, Inc. was incorporated pursuant to the laws of the State of Nevada on December 29, 2006 under the name Race World International, Inc. Race World was formed to develop and operate a motorsports theme park.


Race World's current operations are summarized as follows:
     -We have formed our Nevada Company
     -Organized our head office in Langley, British Columbia
     -Created an initial web-site and secured our relevant domain name -Appointed our legal counsel to explore acceptance of our motor sports theme park in Nevada
     -Our President, Evan Williams, has viewed several potential sites for development
     -We purchased a Formula Atlantic race car for promotion and marketing


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

EMPLOYEES AND STRATEGIC ADVISORS

As of the date of this report, we have no full-time employees with the exception of our four members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants be independent contractors

PATENTS, COPYRIGHTS, LOGOS, TRADEMARKS

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

Period Ended September 30, 2008:

We have not commenced operations and have had no revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months, our focus has been on the following areas:

1. Our Chief Executive Officer, Evan Williams, has spoken with business contacts, marketing agents, and realtors. Additional information was received and delivered respecting our motorsports theme park. No land has been optioned or secured to date however discussions have been held regarding specific parcels of land.

2.  We have improved our web site.

3. We have continued engineering and race track design studies to ensure the suitability of any future land purchase.

Comparison of Three Month Periods Ended September 30, 2008, and September 30,
2007

The major changes in specific accounts in our operating statement for the three-month period ended September 30, 2008 as compared to the previous three month period ended September 30, 2007 are as follows:

Acquisition of Assets

Prior to July 1, 2008, JPI owned and operated a Formula Atlantic race car on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and Sept 2008. On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as spare parts, tools, and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist. RWI will continue to use the vehicle for promotion and marketing of RWI at races, exhibitions, and private showings.


Revenue

Revenue for the three month period ended September 30, 2008 was $750 and was derived from interest income only. Previous year's revenue for the three months ended September 30, 2007 was $1,025.

Expenses

Advertising and promotion of $4,718 were incurred during the three months ended September 30, 2008. Advertising and promotional costs of $375 were paid for the three months ended September 30, 2007.

Depreciation of $2,375 was incurred on the Company's newly acquired automotive equipment during this three month period. Listing and share transfer fees of $12,724 were also incurred. No depreciation or listing and share transfer fees were paid during the three months ending September 30, 2007.

Management fees of $14,152 were incurred during the three months ended September 30, 2008 pursuant to a January 1, 2008 agreement with JPI Project Management Inc. No management fees were paid for the three months ended September 30, 2007.

Rent of $2,948 and travel of $1,887 were paid during the three-month period ended September 30, 2008. No rent or travel was paid during the three months ended September 30, 2007.

The net loss for the three month period ended September 30, 2008 was $46,515 or $0.00101 per share compared to a loss of $7,363 for the three months ended September 30, 2007 an increase of $39,152.

Comparison of Nine Month Periods Ended September 30, 2008, and September 30,
2007

The major changes in specific accounts in our operating statement for the Nine-month period ended September 30, 2008 as compared to the previous Nine month period ended September 30, 2007 are as follows:

Revenue

Revenue for the Nine month period ended September 30, 2008 was $6,475 and was derived from interest income only. Previous year's revenue for the nine months ended September 30, 2007 was nil.

Expenses

Advertising and promotion of $19,718 were incurred during the three months ended September 30, 2008. No advertising and promotional costs were paid for the three months ended September 30, 2007.

Depreciation of $2,375 was incurred on the Company's newly acquired automotive equipment during this three month period. Listing and share transfer fees of $12,899 were also incurred. No depreciation or listing and share transfer fees were paid during the three months ending September 30, 2007.

Management fees of $35,152 were incurred during the nine months ended September 30, 2008 pursuant to a January 1, 2008 agreement with JPI Project Management Inc. No management fees were paid for the nine months ended September 30, 2007.

Professional fees of $25,635 were incurred for nine month period ended September 30, 2008 as compared to $1,090 for the nine months ended September 30, 2007. Included in professional fees to September 30, 2008 were fees of $14,311 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent of $7,823 and travel of $6,887 was paid to JPI Project Management Inc. during the nine-month period ended September 30, 2008. No rent or travel costs paid during the nine months ended September 30, 2007.

The net loss for the nine month period ended September 30, 2008 was $104,214 or $0.00226 per share compared to a loss of $1,090 for the nine months ended September 30, 2007 an increase of $103,124.

                                  .10.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations:

We have no contractual obligations.

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of future revenues from our motorsports theme park. We will have no operating revenues until the park has been developed and commences operations. During the next twelve months, we will continue our efforts to advance to the point of operations, however there is no assurance we will be able to proceed with our plans. Our current short-term investment is not intended to be the only source of our income. Should there be a delay beyond one year in producing revenues for our services, we will be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. Also, we also do not believe we have enough cash available to satisfy our requirements during the next twelve months, without selling our automotive equipment. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.

Operational Matters:

Over the next twelve months, we continue to proceed with limited research and continued engineering studies.

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

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We have now engaged a broker / dealer to apply on our behalf for admission to quotation of our securities on the NASD OTC Bulletin Board. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of our shares may have difficulty selling their common stock should they desire to do so.

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

                                  .12.

Broker-dealers engaged by the selling shareholders may arrange for other broker-dealers to participate. Broker-dealers may receive commissions or discounts from the selling shareholder (or, if any such broker-dealer acts as agent for the purchaser of such shares, from such purchaser) in amounts to be negotiated. Broker-dealers may agree with the selling shareholders to sell a specified number of such shares at a stipulated price per share.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2008, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of September 30, 2008, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   November 13, 2008
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   November 13, 2008
-------------------   Treasurer, Director
Solomon Nordine

                                 .15.