Form 10-K
period 2008-12-31
Race World International, Inc.
filed 2009-03-30
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

968 - 240th Street                             V2Z 2Y3
Langley, British Columbia, Canada

(Address of principal                          (Zip Code)
executive offices)

                             ------------------

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Issuer's telephone number, including area code: (604) 539-9680

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 404 of the Securities Act. [ ]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

----------------------------------------------------------------

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   [ ]      Accelerated filer         [ ]
Non-accelerated filer     [ ]      Smaller reporting company [X]

(Do not check if a
 smaller reporting
 company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

The issuer's revenues for the fiscal year ended December 31, 2008 were $6,816.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 30, 2009 was $0.

The number of shares outstanding of the issuer's Common Stock as of March 30, 2009 was 46,200,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE


-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                          TABLE OF CONTENTS


PART I

Item 1  Description of Business . . . . . . . . . . . . . . . . . . . .1
Item 1a Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 2  Description of Property . . . . . . . . . . . . . . . . . . . .20
Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .20
Item 4  Submission of Matters to a Vote of Security Holders . . . . . .20

PART II

Item 5  Market for Common Equity and Related Stockholder Matters. . . .20
Item 6  Management's Discussion and Analysis or Plan of Operation . . .21
Item 7  Financial Statements. . . . . . . . . . . . . . . . . . . . . .F-1
Item 8  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . .28
Item 8A Controls and Procedures . . . . . . . . . . . . . . . . . . . .28
Item 8B Other Information . . . . . . . . . . . . . . . . . . . . . . .28

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons:
Compliance with Section 16(a) of the Exchange Act . . . . . . . . . . .28
Item 10 Executive Compensation. . . . . . . . . . . . . . . . . . . . .30
Item 11 Security Ownership of Certain Beneficial Owners and Management
and Related Stockholders. . . . . . . . . . . . . . . . . . . . . . . .30
Item 12 Certain Relationships and Related Transactions, and Director
Independence. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31
Item 13 Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .32
Item 14 Principal Accountant Fees and Services. . . . . . . . . . . . .33

        PART I

Item 1. DESCRIPTION OF BUSINESS

History and Development

Race World International, Inc. was incorporated pursuant to the laws of the State of Nevada on December 29, 2006 under the name Race World International, Inc. Race World has been formed to develop and operate a motorsports theme park.

Phase 1

Funding of approximately $231,831 was provided by our Founding
Shareholders. Part of this funding was spent on organizational matters, including securing office space and necessary supplies. We also retained legal counsel and auditors.

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

  Phase   Financing     Use                   Time Frame
Phase 2   $  1,000,000  Feasibility Studies   July 2008 - July 2009
Phase 3   $ 80,000,000  Land                  April 2009 - October 2009
Phase 4   $ 15,000,000  Racetracks            August 2009 - January 2010
Phase 5   $ 40,000,000  Buildings & Equip.    November 2009 - September 2011

Totals    $136,000,000                        July 2008 - September 2011

As we do not currently have financing for Phases 2 - 5, there is no guarantee that this time frame will be met.

Phase 2 - 5 Accomplishments Since Inception Date

Phase 2: No feasibility studies yet commenced, discussions at Board Level as to the types of Studies that may be required subject to characteristics of Land acquisition

Phase 3: Reviewed five potential sites, preliminary discussions with owners of three acceptable sites, no contracts have been drawn

Phase 4: On-site inspections of eight racetracks, data and design gathering, Discussions at our Board level of prospective designs and costs

Phase 5: Reviewed building types and systems at eight racetracks as to possible Race World applications


Each Phase of Financing will enable us to proceed with the following Plans:

Phase 2

Future financing will enable Race World to acquire environmental, engineering, and market studies necessary for inclusion in its business plan. These studies will also be required for future investors, federal, state, and local authorities. Assuming we can locate a potential site for our Motorsports Theme Park, we will endeavor to complete our EIS and other relevant Engineering reports by July 2009.

Phase 3

Future financing will enable us to acquire land. When we have located suitable land, and assuming we are able to acquire financing, our desired purchase date will be not later than October 2009.

Phase 4

Future financing will enable us to build our four main tracks. We anticipate three months of construction activity to be completed by January 2010. A description of our proposed road courses and tracks follow:

                                 .1.

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

Phase 5

Future financing will enable us to construct our buildings and flood lighting. We plan to complete construction by September 2011. A description of our proposed facilities follows:

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

                                  .2.

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

PROPOSED FUTURE FACILITIES

RWI would like to offer the following services and facilities within its motorsports theme park at some time after September 2011 when operations have commenced. No financing is currently available for the following facilities. We intend leasing land for these purposes to interested parties. The Lessee will be required to supply financing for the cost of construction of the facilities and other necessary capital expenditures and improvements.


Restaurants & Stores

Several will be offered. We anticipate RWI will provide long-term land leases and specific building requirements for lease operators.

Hotel

Full service accommodation will be planned for the future. Again, RWI would supply the land for long-term lease.

Residential

Rental accommodation will be planned for the future.

Commercial

Leased office and workshop buildings will be built in the future for motorsport related companies.


We anticipate our theme park complex will offer a wide range of activities. Rentals including automotive and related accessories, track rentals, entertainment, support services, and accommodations will also be offered. We have also presented in this report a brief overview of our future development intentions. Any potential investor taking part is cautioned that our motorsports theme park may not be feasible. Any potential investor is asked to read our list of risk factors. We will strive to establish long-term business relationships within the race community.

There have been no public announcements of our development plans. We consider it prudent, for the present time, to proceed with our environmental studies and engineering reports as discreetly and privately as possible while evaluating the land we wish to purchase. We will have no operating income until we have completed Phase 2 through 5 funding and successfully developed our motorsports theme park. We will commence operations on a limited basis as soon as Phase 4 construction is complete. Full operations will not commence until after Phase 5 is complete.

                                 .3.


TYPICAL REVENUE PRODUCING TRANSACTION

As we are presently considering Phase 2 financing only, a breakdown of typical anticipated future revenues are speculative only, and will not be presented at this time.

STRATEGIC RELATIONSHIPS

Strategic Relationships will be a major part of our marketing plan in the future. Clubs and automotive related organizations will play a key part generating revenues. We anticipate a specific part of our marketing plan will be committed to developing such contacts and relationships.


THE MARKET

RWI intends to offer our race enthusiast a geographically unique motorsports adventure. Las Vegas has approximately 800,000 tourist's visits per month and RWI will target initially 6,000 (0.075%) tourists per month to its site.

The main market for the recreational sector is the permanent residents of Nevada, California, and the tourists who visit Las Vegas. The market for the professional sector is the worldwide community of motor racing teams.

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

COMPETITION

RWI intends to offer motorsports adventures to the tourist market that are presently only available in a limited or spasmodic manner. As previously mentioned, there are no daily continuous competitive facilities in the Las Vegas area. The one established complex nearby (Las Vegas Speedway) does not cater to any of the motor sport activities that RWI will offer and conversely, RWI does not intend to compete in any of the areas that the speedway has traditionally offered. See "Risk Factors" for a discussion of potential future competition.

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

                                 .4.

Should financing become available we will attempt to purchase property suitable for our use.



GOVERNMENTAL REGULATIONS

We are not aware of any existing or probable governmental regulations, which will have a material negative effect on our business.

Currently, we do not meet the classification of an "Investment Company" as that term is defined in the Investment Company Act of 1940 because we do not hold securities that would comprise 40 percent of our total assets. We will continue to monitor that "securities component" level of forty (40%) percent to ensure that we never fall under that classification. In the event that we ever approach the "Investment Company" threshold, we will reevaluate our policies and investment structure.

The Investment Advisers Act of 1940 does not apply to our activities, as we will not be providing to the public any type of investment advice or analysis.

SEASONALITY

We do not anticipate our business will be seasonal in nature as our proposed location is warm and dry year round.
                                .5.

Item 1a RISK FACTORS


An Investment In Our Common Stock Involves A High Degree Of Risk. Investors could lose their entire investment. Prospective investors should carefully consider the following factors, along with the other information set forth in this prospectus, in evaluating Race World, its business and prospects before purchasing the common stock. The following risk factors, individually or occurring together, would likely have a substantially negative effect on our Company's business and would likely cause it to fail.

We may be unable to absorb the costs of being a public company.

The costs of reporting and salaries to management to maintain reporting requirements are substantial. We estimate that 20% of our senior management's time will be directed to maintaining reporting requirements.
We also estimate we will spend approximately twice the amount of fees on outside consultants as would be necessary if our company remains private. We will be unable to accurately forecast the additional costs until we have commenced operations.

Concentrated Ownership Of Our Common Stock May Allow Certain Security Holders To Exert Significant Influence In Corporate Matters Which May Be Adverse To The Public Investor.

Our principal stockholders, officers and directors own a controlling interest in our voting stock and investors will not have any effective voice in our management, which could result in decisions adverse to our general shareholders.



Our four officers and directors, in the aggregate, beneficially own approximately or have the right to vote 42.6% of our outstanding common stock. As a result, these four stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

     - election of our board of directors;

     - removal of any of our directors;

     - amendment of our Articles of Incorporation or bylaws;

     - adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and

     - adoption of measures that could initiate a change in control, a merger, takeover, or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could have an adverse affect on the market price of our common stock if the marketplace does not adjust to the increase in shares in the market. The value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The Timing And Amount Of Capital Requirements Are Not Entirely Within Our Control And Cannot Accurately Be Predicted And As A Result, We May Not Be Able To Raise Capital In Time To Satisfy Our Needs, Or Commence Operations.

If we are unable to attract customers and the resulting revenues, we may need to acquire additional financing. If working capital is required, we may require financing sooner than anticipated. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain financing as needed, we could be bankrupt.

We Are a Development Stage Company.

We were incorporated on December 29, 2006 and have not yet commenced operations. Although we believe we will generate revenues and become profitable, no assurance can be given in this regard. We are a development stage company and may never be able to effectively implement our business plan. The revenue and income potential of our proposed business and operations are unproven. The lack of operating history makes it difficult to evaluate the future prospects of our business.

Our Future Competitors From Other Geographic Areas May be Better Financed and Already Established in the Industry. We Currently Have No Operations.

These competitors may be better established and funded. They may be able to offer rentals, products, and services at more competitive prices than us if they choose. We may have to reduce prices to attract customers.

                                  .6.

As with any business, we may face vigorous competition in the near future. Our competitors will strive also to offer quality products, services and reasonable fees. Our competitors may have more experience, capital, and personnel than Race World Management. Some of our future competitors may offer segmented services choosing to specialize in one niche or another. As a result, they may be able to offer reduced costs or specialized services that we may not be able to offer.

Any Inability To Adequately Protect Our Intellectual Property Could Harm Our Competitive Position, Once We Have Commenced Operations.

We consider our methodologies, processes and know how to be proprietary. We will seek to protect our proprietary information through confidentiality agreements with our employees. Our policy is to have employees enter into confidentiality agreements that contain provisions prohibiting the disclosure of confidential information to anyone outside of the company. There can be no assurance that the steps we take to protect our intellectual property will be successful. If we do not adequately protect our intellectual property, competitors may be able to use our management systems and proprietary information and erode or negate our competitive advantage. In addition, we hold no trademarks or copyrights and our proprietary information could be assumed by others offering similar services. Our business model is capital intensive, however others wanting to enter our field may have the capital to do so and the necessary skills.

We Have No Operating History And Have Losses To Date, Which Will Continue For Some Time Into The Future. As A Result, We May Have To Suspend Development Or Cease Future Operations.

We have generated no operating revenues since our incorporation on December 29, 2006. We cannot with any accuracy evaluate our future success or failure. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to procure new business and generate revenues. Our current operating expenses are greater than our revenues. As we cannot be certain of future revenues, we may have to suspend our operations. If we are unable to attract sufficient customers for our future motorsports theme park and our related products, we will not generate enough revenue to sustain our business, and may have to adjust our business plan, or it may fail.

At Present, We Are Dependant On Our Four Directors And A Loss Of Any Could Have A Materially Adverse Effect Upon Us.

Evan Williams, President, Solomon Nordine, Treasurer, Leigh Anderson, Secretary and David Williams are our Founding Directors. None of our Directors has a consulting or employment contract with us so there is no assurance that they will remain with us. Our Directors are committed to provide a part time commitment only as they serve on the Boards of other noncompetitive privately held companies. Their experience is of considerable importance to us. The loss of any of one of them due to illness, retirement or otherwise, or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans. If any were to leave or be unable to perform there duties, there is no assurance that we would be able to retain qualified personnel.
In addition, we do not maintain any key man life insurance policies on any of our Directors so in the event of death, there would be no extra funding to cope with any resulting financial losses we might incur.

                                 .7.

There Is No Current Trading Market For Our Securities And If A Trading Market Does Not Develop, Purchasers Of Our Securities May Have Difficulty Selling Their Shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason a public trading market does not develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell.


Secondary trading in our stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

We May Be Unable To Pay Any Cash Dividends On Our Common Stock, Our Stockholders May Not Be Able To Receive A Return On Their Shares Unless They Sell Them.

As we presently do not have net income nor can we assure our shareholders of net income in the future, our stockholders may not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired. The Company may consider the payment of cash dividends from time to time. However, any declaration and payment of dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements, capital improvements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable out of the Company's surplus or current net profits. No assurance can be given that the Company will pay dividends at any time in the future.

                                .8.


We May Not Be Able To Raise Sufficient Capital Or Generate Adequate Revenue To Meet Our Obligations And Fund Our Operating Expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to operate as a going concern.

Our independent auditors have issued a going concern assumption.

Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. We have limited capital and have suffered losses from operations and negative cash flows from operations.


We May, In The Future, Issue Additional Common Shares, Which Would Reduce Investors' Percent Of Ownership And May Dilute Our Share Value.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors, which may be superior to those attached to the common stock.

Accordingly, the board of directors is empowered, without further stockholder approval, to issue additional shares of common stock up to the authorized amount or to establish a series of preferred stocks with dividend, liquidation, conversion, voting or other rights either of which could adversely affect the voting power or other rights of the holders of the existing common stock. The future issuance of either common or preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any stock issued in the future on an arbitrary basis and the Issuance of additional common stock at prices below the fair market value per share would result in dilution to our existing common stockholders.

The issuance of common or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. In addition, the selling shareholders may sell their shares for less than $0.10 per share. This could lower the market value of investors' shares.

Our Common Shares Are Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

                                 .9.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     - that a broker or dealer approve a person's account for transactions in penny stocks; and
     - the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     - obtain financial information and investment experience objectives of the person; and
     - make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      - sets forth the basis on which the broker or dealer made the suitability determination; and
      - that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Environmental Regulations And Costs May Negatively Affect Our Ability To Proceed With Our Motorsports Theme Park And If We Do Become Operational, May Adversely Affect Our Financial Condition.
..
                                  .10.

We intend to acquire raw land for our motorsports theme park. As we do not anticipate buying an existing facility, we will require environmental and civil engineering studies both for our own needs to ensure the least negative environmental impact on our site and nearby land, and for presentation and analysis by local, state, and federal officials. Environmental and civil engineering reports will be necessary to solicit support and permission for development. We cannot be certain these impact studies will be favorable or even if they are favorable that the appropriate officials will allow us to proceed. Also, if damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage. We are not currently insured for such liability and we do not know the cost of such a policy or whether we can acquire one. The amount of such liability, as to which we are self-insured, could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our motorsports theme park. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional significant expenditures by us for remediation and compliance.

Because We Do Not Have An Escrow Or Trust Account For Investor's
Subscriptions, If We File For Bankruptcy Protection Or Are Forced Into Bankruptcy Protection, Investors May Lose Their Entire Investment.

Invested funds will not be placed in an escrow or trust account. Accordingly, if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to applicable bankruptcy laws. As such, you might lose your investment and your funds will be used to pay creditors and will not be used for continued development of our motorsports theme park.

We will need to continually enhance our products and services to meet the changing preferences of our customers or face the possibility of losing future business to competitors. We Currently Have No Operations.

Future success will depend upon our ability to meet the changing preferences of our customers and to introduce new services to meet their requirements in a developing and evolving market. Present or future products or services may not satisfy the needs of the market. If the Company is unable to anticipate or respond adequately to its customers' demands, lost business may result and financial performance will suffer.

Many factors may affect our ability to establish our motorsports theme park, including:

     - identification and availability of a suitable location;
     - competition for similar or identical sites;
     - negotiation of favorable purchase arrangements;
     - management of the costs of construction and development of new markets and customer base;
     - securing required governmental approvals and permits and complying with governmental regulations;
     - recruitment of qualified operating personnel;
     - labor disputes;
     - shortages of materials and skilled labor;
     - environmental concerns; and
     - other increases in costs, any of which could give rise to delays or cost overruns.

                                 .11.

If we are not able to establish and expand our business, our revenues will not grow as expected, which would inhibit our ability to continue operations in the long term.

Bad Weather Will Adversely Affect The Future Profitability Of Our Motorsports Theme Park, When We Commence Operations.

Our theme park and racetracks will operate outdoors. Weather conditions surrounding these events and our ongoing operation will affect sales of tickets, concessions and souvenirs, driving schools, and track rentals, among other things. Although we intend selling tickets well in advance of our events, poor weather conditions could have a material effect on the results of operations particularly because we intend promoting a finite number of events. Due to weather conditions, we may be required to move a race event to the next race able day. This change would increase our costs for the event and could negatively affect our walk-up admissions, if any, and food, beverage and souvenir sales. Poor weather could affect successive events in future periods.

The occurrence of a natural disaster could cause interruptions in the our track rentals, race events, products, and services we provide and significantly impair our ability to generate revenue and achieve profitability. We Currently Have No Operations.

Changes In General Economic And Political Conditions Affect Consumer Spending And May Harm Our Revenues And Operating Results, When We Commence Operations.

Our country's economic condition affects our customers' levels of discretionary spending. This is true for foreign tourists and auto enthusiasts as well. A decrease in discretionary spending due to a recession or decreases in consumer confidence in the economy could affect the frequency with which our customers choose to visit our motorsports theme park and the amount they spend on our leisure time activities and products. This would decrease our revenues and operating results.

Our Success Will Depend In Part Upon Sales Of Our Racing Series And Racing Events. We Currently Have No Operations.

We intend that our business will derive part of its revenues from racing series and racing events. We may be unable to attract and maintain sponsorships for such racing series and events. A sponsor's willingness to commence or continue their relationship with us is subject to many risks beyond our control.

We May Be Unable To Secure Insurance For Our Motorsports Theme Park When We Commence Operations, And Assuming We Are Able, Our Insurance Coverage May Not Be Adequate If A Catastrophic Event Occurred.

                                .12.

We intend to obtain reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. We cannot guarantee, however, that our policy limits for property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our facilities, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. In addition, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our motorsports events could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of additional national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future. In addition, heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001. We will have a material investment in property and equipment at our facility, which may be located near a highly populated city. We anticipate our motorsports events will be attended by large numbers of fans. These operational, geographical and situational factors, among others, may result in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits. We cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly affecting our operating results and growth.

We May Incur Significant Costs From Partial Self-Insurance.

We intend using a combination of insurance and self-insurance to manage various risks associated with our motorsports theme park, and motorsports events and other business risks. We may review and increase our self insurance limits in the future, which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. An increase in the number of uninsured losses could have a material adverse effect on our financial position and future results of operations.

Liability For Personal Injuries And Product Liability Claims Could Significantly Affect Our Financial Condition, Reputation, And Results Of Operations

Motorsports can be dangerous to participants and to spectators. We intend to maintain insurance policies that provide coverage within limits that are sufficient, to protect us from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances. Like other businesses, we are subject to lawsuits alleging negligence, product liability or other similar legal theories, which can involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of management.

Compliance With Existing And New Regulations Of Corporate Governance And Public Disclosure May Result In Additional Expenses.

                              .13.

Compliance with changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and other SEC regulations, requires large amounts of management attention and external resources. This may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. We may not be able to absorb the costs of being a public company. The costs of reporting and salaries to management to maintain reporting requirements is substantial.

Competition For Advertising And Promotional Dollars; General Market And Industry Conditions That May Affect Our Intended Sponsors; And The Introduction And Success Of Competition For New Racing Events And Racing Series.

In the event we are not able to attract sponsors or retain them, we could experience revenue shortfalls.

The Americans With Disabilities Act Prohibits Discrimination On The Basis Of Disability In Public Accommodations And Employment.

We will likely be required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities.
Failure to comply with these and other regulations could increase our cost structure, slow our expansion, and harm our reputation, any of which would harm our operating results.

Dependence On Qualified And Key Personnel.

We believe our future success will depend in large part upon our ability to identify, attract and retain highly skilled managerial, sales and marketing, finance and operations personnel. Competition for personnel with the type of experience in these areas is intense, and we will compete for personnel against numerous companies, including larger, more established companies with significantly greater financial resources. There can be no assurance we will be successful in identifying, attracting and retaining personnel.

Compliance With Existing And New Federal, State, And Local Legislative
And Regulatory Laws And Initiatives Could Adversely Affect Our Results Of Future Operations Or May Require Us To Spend Substantial Amounts On Capital Equipment, Systems, Training Or To Modify Our Existing Systems To Commence Operations.

We are and will be subject to considerable Federal, State, and Local government regulation and licensing with respect to health, sanitation, building, zoning, land use, safety, fire, employment and other departments relating to the development and operation of our motorsports theme park.

Many of these regulations are subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively operate our motorsports theme park. We may not be able to obtain necessary licenses or other approvals on a cost effective and timely basis in order to construct and develop our facilities in the future.

Various federal and state labor laws will govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit, and work authorization or immigration requirements.

                                 .14.

If we elect to serve alcohol to our customers, we will be required to comply with the alcohol licensing requirements of the federal, state, and local governments having jurisdiction over our location. Alcoholic beverage control regulations require applications to state and local authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of bar or restaurant outlets, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state, or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at our location.

We could be subject to civil and criminal penalties under such regulations and could be required to restructure any existing or future contractual arrangements in that state. Such results, or the inability to successfully restructure our contractual arrangements, could have a material adverse effect on our operations and our reputation.

We Plan To purchase Certain Automotive Equipment And Products Overseas As Well As Actively Market To Overseas Customers. We Are Therefore Subject To Risks Related To Currency Fluctuations And Regulation That May Adversely Affect The Company.

A part of the company's strategy is to purchase its products overseas, for example from Europe and China. We will also market our motorsports theme park to foreign tourists. There are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in controlling product supply from foreign factories, longer than anticipated delivery cycles, fluctuations in currency exchange rates and overall political instability.

There can be no assurance that one or more of such factors will not have a material adverse effect on the company's potential future operations and, consequently, on the company's business, operating results and financial condition.

The company may purchase its automobiles, go-karts, products, and services in currencies other than the United States dollar, which would make the management of currency fluctuations difficult and expose the company to risks in this regard. The company's results of operations are subject to fluctuations in the value of various currencies against the United States dollar. Although management will monitor the company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the company's results of operations or financial condition.

Furthermore, as a corporation based in the United States, we may face difficulties in obtaining and/or enforcing local judgments it may obtain overseas, particularly in China.

Consumer And Corporate Spending Can Significantly Impact Our Future Operating Results, And National Or Local Catastrophes, Elevated Terrorism Alerts Or Natural Disasters Could Have A Significant Adverse Impact On Our Operating Results

                                .15.

Our business will depend on discretionary consumer and corporate spending. Many factors related to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment rates, rising fuel prices, interest and tax rates and inflation, can significantly affect our operating results. Many factors related to corporate spending such as general economic and other business conditions, including consumer spending, rising fuel prices, interest and tax rates, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorism attacks, military actions, and inflation, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, could also significantly impact our operating results. Terrorism alerts, natural disasters, and other business conditions, could impact regional and national consumer and corporate spending sentiment, including significant increases in fuel prices and other consumer costs. These factors could affect attendance at race events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales, driving schools and other track rentals, as well as the financial results of potential sponsors of our facilities and events and of the industry. Negative factors such as challenging economic conditions, public concerns over additional national security incidents and air travel, particularly when combined, could impact corporate and individual customer spending, and each negative factor could have varying effects on our operating results. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, or should difficulties, restrictions or public concerns regarding air travel or military-related actions continue or increase, if additional national or local terrorist, catastrophic or other incidents occur, or if natural disasters occur, there can be no assurance that consumer and corporate spending will not be adversely impacted, thereby possibly materially impacting our future operating results and growth.

Failure To Be Awarded Future Sanctioned Racing Events Or Deterioration In Future Relationships With Sanctioning organizations Could Adversely Affect Our Profitability. We Currently Have No Operations.


When we commence operations, our success will depend in part upon successfully marketing to and maintaining a good working relationship with various organizations that sanction race events that we intend to promote at our facilities. We do not know if we will be able to secure such race events nor is there any assurance that if we do, we will be able to retain the events on an ongoing annual basis.

Postponement, Cancellation Or Relocation Of Future Major Motorsports Events Could Adversely Affect Us. We Currently Have No Operations.

When we commence operations, if an event scheduled for one of our facilities is postponed because of weather, national security, natural disasters or other reasons, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from admissions, food, beverage and souvenir sales generated at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues associated with the event, including potential broadcast revenues, to the extent such losses were not covered by insurance.

                                .16.

Strong Competition In The Motorsports Industry And With Other Professional And Amateur Sports Could Hinder Our Ability To Enter, Maintain, Or Improve Our Future Position In The Industry. We Currently Have No Operations.

Our motorsports theme park will operate in a very competitive industry. We will compete in regional and national markets, and with other related racing circuits, to promote events. Certain of our competitors will have resources that exceed ours. These competitors and others may attempt to build racing circuits, conduct racing, and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities. We compete for spectator interest with all forms of professional and amateur spring, summer, and fall sports, such as football, baseball, basketball and hockey. There is a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events. We cannot assure you that we will successfully enter, maintain, or improve our position in light of such competition.

Government Regulation Of Certain Motorsports Sponsors Could Negatively Impact The Future Availability Of Promotion, Sponsorship And Advertising Revenue For Us, When We Commence Operations.

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the liquor and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors. Future sponsorship contracts may be terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, the sponsorship of racing teams and the sponsorship of racing series and generally are subject to greater governmental regulation than are other sponsors of motorsports events. We are unaware of any proposed additional governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage or tobacco industry. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events, suitable alternative sponsors could be located, or organizations might continue to sanction individual racing events sponsored by the alcohol industry. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Our Revenues Will Depend On The Promotional Success Of Our Marketing Campaigns, To Commence And Maintain Operations.

Similar to many companies, we will spend significant amounts on advertising, promotional and other marketing campaigns for our motorsports theme park and other business activities. Such marketing activities include, among others, promotion of ticket sales, luxury suite rentals, hospitality and other services for our racing events and facilities, and advertising associated with wholesale and retail distribution of racing and other sports related souvenir merchandise and apparel, and auto related lubricants, products, and accessories. There can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenues or profits.

We May Be Unable To Secure Additional Funding To Purchase Land And Build Our Motorsports Theme Park.

                                .17.

Our Phase 2 funding of $1,000,000. This amount will be spent on organizational matters, environmental studies, land valuation, civil engineering reports, and costs associated with professional presentations to federal, state, and local government bodies and regulatory agencies.

Our founding shareholders have provided Phase 1 funding. Assuming a successful Phase 2 issue of shares, we anticipate we will be required to secure future funding of $110,000,000 for the purchase of suitable land and capital expenditures on our facilities. A summary of our past, and anticipated future offerings are as follows:

         Use                   Shares         Cost           Proceeds
                                              Per Share
Phase 1 Completed Offering     45,900,000     $ .005         $    229,500
        Organizational
Phase 2 Feasibility Offering   10,000,000     $ .10          $  1,000,000

Phase 3 Future Offering        80,000,000     $1.00          $ 80,000,000
        Land
Phase 4 Future Offering        10,000,000     $1.50          $ 15,000,000
        Tracks
Phase 5 Future Offering        20,000,000     $2.00          $ 40,000,000
        Buildings & Equipment

Totals                        165,900,000     $ .821 (avg)   $136,229,500

There can be no assurance that we will be able to secure the full amount or any amount of our anticipated future funding requirements. If we are unable to secure the necessary funding, we would be unable to proceed. The investors would lose their entire investment.

The securities described in Phases 2 - 5 may not be sold until the appropriate registration statements have been filed with the Securities and Exchange Commission and have been declared effective. This is not an offer to sell securities described in Phases 2 - 5.

Costs Associated With Future Capital Improvements Could Adversely Affect Our Profitability.

We believe significant growth in our revenues will depends, in large part, on consistent investment in facilities. Therefore, after our original acquisition or land and construction of our motorsports theme park, we expect to continue to make substantial capital improvements in our facilities to meet long-term increasing demand, to increase spectator entertainment value, and to increase revenue. We will frequently have a number of significant capital projects underway. Future improvements may include condominiums, additional office space, banquet facilities and other amenities. Commencement of construction would be subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

                                .18.

     - undetected soil or land conditions;
     - additional land acquisition costs;
     - increases in the cost of construction materials and labor;
     - unforeseen changes in design;
     - litigation, accidents or natural disasters affecting the construction site;
       and
     - national or regional economic, regulatory or geopolitical changes.

In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. In addition, capital expenditures for any condominium project would be material. Should the project be abandoned or substantially decreased in scope due to the inability to obtain necessary permits, insufficient buyer interest or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations.

Our Forward-Looking Statements Are Estimates Only

The statements contained in this prospectus that are not historical fact are "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," the negatives thereof or other variations thereon or comparable terminology, and include statements as to the intent, belief or current our expectations with respect to the future operations, performance or position. These forward-looking statements are predictions. We cannot assure you that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these forward-looking statements are based upon a variety of assumptions relating to our business, which, although currently considered reasonable by us, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this prospectus. These forward-looking statements are based on current information and expectation, and we assume no obligation to update them at any stage.

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

                               .19.

          Item 2. DESCRIPTION OF PROPERTY

The Company owns no Property. Our executive offices are located at 968 - 240th Street, Langley, BC, CanadaV2Z 2Y3. Our telephone number is (604) 539-9680. The office premises, which are approximately 1000 square feet, and include furniture, and equipment have been provided to December 31, 2008 by the President and majority shareholder Evan Williams.

          Item 3. LEGAL PROCEEDINGS

None

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2008.

               PART II

          Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is available for trading on the OTC Bulletin Board. The following table sets forth the high and low bid price per share of the company's common stock for each full quarterly period since incorporation on December 29, 2006 to December 31, 2008.


2006
---------
                  High           Low
Fourth Quarter   No Quote      No Quote

2007
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote


2008
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote




As of December 31, 2008 there was no Quote for the Stock. As of December 31, 2008 there were 36 holders of record of the Common Stock of the Company.


   General

The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation, and By-laws, which are included as exhibits.

We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which 46,200,000 shares were issued and outstanding as of December 31, 2008. We are also authorized to issue 20,000,000 preferred stock, $0.001 par value per share, of which no shares were issued as of December 31, 2008. The Company did not purchase any securities during the year-ended December 31, 2008.

     Common Stock

Holders of shares of our common stock are entitled to share equally on a per share basis in such dividends as may be declared by our Board of Directors out of funds legally available. There are presently no plans to pay dividends with respect to the shares of our common stock. Upon our liquidation, dissolution or winding up, after payment of creditors and the holders of any of our senior securities, if any, our assets will be divided pro rata on a per share basis among the holders of the shares of our common stock. The common stock is not subject to any liability for further assessments. There are no conversion or redemption privileges or any sinking fund provisions with respect to the common stock. The holders of common stock do not have any pre-emptive or other subscription rights.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Our Preferred shares have not been assigned any special or preemptive rights at this time, nor any cumulative voting rights.

     Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the near future. Our Board of Directors has sole discretion to pay cash dividends with respect to our common stock based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

     Equity Compensation Plan Information

No equity compensation plan has been authorized by the Company.

     Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (December 29, 2006) through December 31, 2008.

On December 29, 2006, we issued an aggregate of 19,700,000 shares of our common stock, par value $.001 per share, to the founders and Directors of our company, which included our Chief Executive Officer, our Treasurer, and Secretary for an aggregate purchase price of $98,500.00.

On August 9, 2007, we issued an aggregate of 26,200,000 shares of our common stock, par value $.001 per share to the other 29 founders of our Company for an aggregate purchase price of $133,331.00.

                               .20.

	Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



The following discussion should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus. This discussion may contain forward-looking statements that could involve risks and uncertainties. For additional information, see "Risk Factors".

Race World was incorporated on December 29, 2006 however we have not yet commenced operations other than research and establish a preliminary business plan. We have invested the majority of the proceeds from our original share issue in a short-term interest-bearing note issued by JPI Project Management Inc. The note was repaid during 2008 JPI Project Management Inc. is a privately held British Columbia non-reporting company owned by Mrs. Jillian Williams, Evan Williams's wife.

                                 .21.

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

RESULTS OF OPERATIONS:

We have not commenced operations, however when operational, substantial positive and negative fluctuations can occur in our business due to a variety of factors. These factors may include variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in our early stage of our operations. In addition, results of operations, may vary in the future, and will be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. We have no operating history. We require additional capital to advance our motorsports theme park and business operations. We do not have enough cash available to satisfy our requirements during the next twelve months.

As a result, management will have to sell it's race car or will be dependent on securing debt financing or issuing additional share capital to proceed to operations. Depending on market conditions, we may be required to pay high
rates of interest on such loans.   There can be no assurance, however, that
we will be successful.

Operational Matters:

Over the next twelve months, we will continue efforts to secure financing for Phases 2 - 5. Specifically we will pursue funding that will enable us to conduct feasibility studies on land that may be suitable for our motorsports theme park. Also we will pursue funding for purchase of the land and construction of the racetracks and buildings.

                              .22.

Our industry research will be ongoing. We also update our business plan to reflect changing economic conditions and circumstances specific to our proposed business.


We will monitor what services other racetracks offer along with their strengths, weaknesses, and fees.

Our recruiting efforts will be interact with professionals such as engineers, lawyers, and other professionals outside of our company. We will recruit prospective employees and professionals to work within our company. Employees, however, will only be hired as workload demands. As such we cannot say at this time how many, if any, will be hired during the next twelve months.

Our marketing objectives will not commence until shortly before we commence operations. Our marketing will include the use of newspapers, trade journal, trade shows, and the internet. We will change our website as is necessary.

Primary Investing Activities: We do not anticipate any major investing activities in the next twelve months, unless adequate funding is secured. Neither do we expect any major purchases or sales of plant and equipment.

In addition to the other information set forth in this report, you should carefully consider the "Risk Factors" in this Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.


Period Ended December 31, 2008:

We will not have operating revenues until our motorsports theme park has been funded, constructed, and becomes operational.

During 2008, we have focused on the following:

1. Much of our preliminary organization has been completed including establishing our office premises and accounting system.
2.  We have completed a preliminary business plan.
3.  We have and established a domain name and internet website

4. Our Chief Executive Officer, Evan Williams, has spoken with business contacts, marketing agents, and realtors. Additional information was received and delivered respecting our motorsports theme park. No land has been optioned or secured to date however discussions have been held regarding specific parcels of land.

5. We have continued engineering and racetrack design studies to ensure the suitability of any future land purchase.

6. Prior to July 1, 2008, JPI owned and operated a Formula Atlantic racecar on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and Sept 2008. On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as spare parts, tools, and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist. RWI will continue to use the vehicle for promotion and marketing of RWI at races, exhibitions, and private showings.


                               .23.

7. We have formed a promotional race team and participated in three race events; two in Oregon and one in California.

8. Our Nevada attorney represented us in a private permits and licenses conference in Nevada respecting the feasibility of our project.


The major changes in specific accounts in our operating statement for the year ended December 31, 2008 as compared to the previous period are as follows:

Revenue

Revenue for the year ended December 31, 2008 was $6,816 and was derived from interest income only.

Revenue for the year ended December 31, 2007 was $ 4,612 and was also derived from interest.


Expenses

Advertising costs increased to $20,148 during the year ended December 31, 2008 due to our race team's preparation and operation of it's Formula Atlantic race car. The team entered three events during the year
Advertising costs of $375 were incurred during the previous year ended December 31, 2007.

Depreciation of $4,750 was applicable to the Formula Atlantic during 2008, our first year of ownership.

Foreign currency loss of $5,071 was applicable during 2008. None was recorded in 2007.

Listing and share transfer fees increased to $12,344 from $234 in 2007. The increase was due to the initial costs paid to Island Stock Transfer of Florida upon their appointment as our new Listing and Stock Transfer Agent.

Management fees of $45,360 were incurred during this year of operations pursuant to a January 1, 2008 agreement with JPI Project management Inc. No management fees were paid during the previous year ended December 31,2007.

Professional fees of $37,181 were incurred as compared to $25,429 from December 31, 2007. Included in fees to December 31, 2008 were fees of $20,353 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent, of $10,375 was paid during the year ended December 31, 2008. None was paid during the previous year of operations.

Travel costs were $6,887 due to increased travel to inspect land in Nevada and meet with our attorney, land agents, and local officials. No travel costs were recorded during 2007.

The net loss for the year ended December 31, 2008 was $135,649 or $0.00294 per share compared to a loss of $21,508 for the period ended December 31, 2007, an increase of $114,141.


Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.


Shares Eligible for Future Sale

     Common Stock

We are authorized to issue an additional 153,800,000 shares of Common Stock.

The founder's shares (45,900,000) are deemed to be "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act.

                               .24.

     Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock; however none have been issued to date.

     Transfer Agent and Registrar

Our transfer agent is Island Stock Transfer located in St. Petersburg,
Florida.


	Resale Restrictions

All of our Founders shares of common stock issued are "restricted securities" as this term is defined under Rule 144, in that such shares were issued in private transactions not involving a public offering and may not be sold in the U.S. in the absence of registration other than in accordance with Rule 144 under the Securities Act of 1933, as amended, or another exemption from registration. In general, under Rule 144 as currently in effect, any of our affiliates or any person (or persons whose shares are aggregated in accordance with Rule 144) who has beneficially owned our common shares, which are treated as, restricted securities for at least one (1) year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of our outstanding common shares or the reported average weekly trading volume in our common shares during the four weeks preceding the date on which notice of such sale was filed under Rule 144. Sales under Rule 144 are also subject to sale restrictions and notice requirements and to the availability of current public information concerning our company. In addition, affiliates of our company must comply with the restrictions and requirements of Rule 144 (other than the one (1) year holding period requirements) in order to sell common shares that are not restricted securities (such as common shares acquired by affiliates in market transactions). Furthermore, if a period of at least two (2) years has elapsed from the date restricted securities were acquired from us or from one of our affiliates, a holder of these restricted securities who is not an affiliate at the time of the sale and who has not been an affiliate for at least three
(3) months prior to such sale would be entitled to sell the shares immediately without regard to the volume, manner of sale, notice and public information requirements of Rule 144.


Penny Stock Considerations

Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than US $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares may be subject to such penny stock rules and our shareholders may find it difficult to sell their securities.

                                .25.

PLAN OF DISTRIBUTION

Currently there are no shares registered for sale on behalf of the Company.

There are no shares registered for sale on behalf on the existing
Shareholders.

The existing shareholders may sell some or all of their shares as restricted shares at any price.

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

                                  .26.

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

IMPACT OF INFLATION

To date inflationary factors have not had an effect on our company. We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.


OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the capital costs of our motorsports theme park, our ability to operate efficiently, consumer spending, successful implementation of our marketing plan, the competitive environment within our industry, the ability to initiate and expand our operations, the level of costs incurred in connection with our expansion efforts, economic conditions and the financial strength of our customers and suppliers. See Risk Factors for a thorough discussion of potential risks.

                                  .27.



Item 7     Financial Statements


                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2008


                          FINANCIAL STATEMENTS
                      RACE WORLD INTERNATIONAL, INC.
                      (A Development Stage Company)

                                INDEX
---------------------------------------------------------------------------
                                                                   Page (s)
---------------------------------------------------------------------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
Balance Sheets as at December 31, 2008 and December 31, 2007 . . . F-3
Statement of Operations for the Cumulative Period from Inception
Dec 29, 2006, to December 31, 2008 . . . . . . . . . . . . . . . . F-4
Statement of Shareholders' Equity for the Cumulative Period from
Inception, Dec 29, 2006 to December 31, 2008 . . . . . . . . . . . F-5
Statement of Cash Flows for the Cumulative Period from Inception,
Dec 29, 2006 to December 31, 2008. . . . . . . . . . . . . . . . . F-6
Notes to Financial Statement . . . . . . . . . . . . . . . . . . . F-7

                                  .F.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Race World International, Inc.

We have audited the accompanying balance sheets of Race World International, Inc. as at December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the periods then ended.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited capital and has suffered losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LDMB Advisors Inc.
--------------------------
UHY LDMB Advisors Inc.
Chartered Accountants
Surrey, British Columbia, Canada

March 16, 2009



                                .F-2.

                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2008






Race World International, Inc.
(a development stage company)

Balance Sheet
                                        As At         As At
                                     December 31   December 31
                                         2008         2007
                                      (AUDITED)     (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
CURRENT
     Cash                               $  24,194        $  26,374
     Other current assets
          Accrued interest                     -               512
          Note receivable (Note 3)             -           195,000
          Prepaid Expenses                  5,833            5,000
          Refundable Taxes                  5,105            -
                                        ------------    -------------
Total Current Assets                       35,132          226,886


PROPERTY AND EQUIPMENT (Note 4)
     Race Vehicle                          90,250            -
                                        ------------    -------------
Total Assets                            $ 125,382        $ 226,886
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  20,708        $  16,563
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     46,200,000 shares       46,200           45,900
              (2007 - 45,900,000 shares)
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           215,631          185,931
     Deficit accumulated during the
     development stage                   (157,157)         (21,508)
                                        ------------    -------------
Total stockholders' equity                104,674          210,323
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $ 125,382        $ 226,886
                                        ============    =============

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTORS:

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director


/s/Leigh Anderson
-----------------
Leigh Anderson

Director


                                   .F-3.
<PAGE


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Year    For the Year    Period From
                         Ended           Ended        Dec 29, 2006
                      Dec 31, 2008    Dec 31, 2007   (inception) to
                                                      Dec 31, 2008
---------------------------------------------------------------------
REVENUE
Interest Revenue       $   6,816      $   4,612        $   11,428
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue          $   6,816      $   4,612        $   11,428

EXPENSES
     Advertising
       & Promotion        20,148            375            20,523
     Bank fees               349             82               431
     Depreciation          4,750        -                   4,750
     Foreign Currency
       Loss                5,071        -                   5,071
     Listing and Share
       Transfer fees      12,344            234            12,578
     Management fees      45,360        -                  45,360
     Professional fees    37,181         25,429            62,610
     Rent                 10,375        -                  10,375
     Travel                6,887        -                   6,887
                       =============  =============    ==============
Total Expenses           142,465         26,120           168,585

NET LOSS               $(135,649)     $ (21,508)        $(157,157)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00)
  (Note 2(g))          =============  =============    ==============

Weighted average
number of shares
outstanding             46,010,137     30,036,438         37,929,195
                       =============  =============    ==============

---------------------------------------------------------------------




The accompanying notes are an integral part of these financial statements.

                                    .F-4.

Race World International, Inc.
(a development stage company)

Statement of Stockholders' Equity
(Unaudited)

For the Period from Dec 29, 2006 (inception) to December 31, 2008


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800    $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131    $  -           $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Issue of Common   300,000      300     29,700         -            30,000
Stock for cash

Net loss for
Period            -          -        -          (135,649)       (135,649)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           46,200,000  $46,200  $ 215,631   $(157,157)      $ 104,674
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-5.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Year   For the Year    Period from
                         Ended          Ended        Dec 29,2006
                      Dec 31,2008    Dec 31, 2007   (inception) to
                                                     Dec 31, 2008

-------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $(135,649)     $ (21,508)     $(157,157)

  Adjustments for items
  not affecting cash:

  Increase in
  depreciation             4,750        -                4,750

  Increase in prepaid
  Expenses                   833        ( 5,000)        (5,833)

  Increase in
  accounts payable
  and accrued
  liabilities              4,145         16,563          20,708

  Decrease (increase)
  in accrued
  interest receivable        512           (512)          -

  Increase in Refundable
   Taxes                  (5,105)       -                (5,105)
                       -----------    ----------      -----------
                        (132,180)      ( 10,457)       (142,637)
                       ===========    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     receivable          195,000       (195,000)          -

     Purchase of
     Property and
     Equipment           (95,000)       -               (95,000)
                       -----------    ----------      -----------
                         100,000       (195,000)        (95,000)
                       ===========    ==========      ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:     30,000        231,831         261,831
                       -----------    ----------      -----------
INCREASE
(DECREASE) IN CASH        (2,180)        26,374          24,194

CASH, beginning           26,374         -                -
                       -----------    ----------      -----------
CASH, ending           $  24,194      $  26,374      $   24,194
                       ===========    ==========      ===========


SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -
     Income taxes      $ -            $ -             $ -
---------------------------------------------------------------------






The accompanying notes are an integral part of these financial statements.

                                  .F-6.

RACE WORLD INTERNATIONAL, INC.
(a development stage company)

DECEMBER 31, 2008


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



In February 2007, the Financial Accounting Standards Board (FASB)issued
SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115".This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 became effective for the year beginning January 1, 2008. There was no material impact on the company financial statements upon adoption of SFAS 159.

In December 2007, the FASB issued Statement No. 14 (revised 2007), Business Combinations ("Statement 141 (R)". Statement 141 (R) changes the accounting for and reporting of business combination transactions. Statement 141 (R) is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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


In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active ("FST 157-3"), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset's fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company's financial statements.



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

On July 1, 2008 a demand of $100,000 was made on the remaining $150,000 note, reducing it to its July 1, 2008 balance of $50,000. A $5,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account, while the other $95,000 payment was made on behalf of RWI for the purchase of a 1988 Formula Atlantic Swift DB4 racecar, spare parts, and team support vehicle. The $95,000 purchase price was subjected to an appraisal by an approved auto specialist.

On September 30, 2008 a demand of $30,000 was made on the remaining $50,000 note, reducing it to its September 30, 2008 balance of $20,000. The $20,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account.

On December 31, 2008 a demand of $20,000 was made on the remaining $20,000 note for payment in full. The $20,000 payment was made on behalf of RWI by JPI to reduce the shareholder's loan account. Interest payments were also made through payments on behalf of RWI by JPI to reduce the shareholder's loan account.





4.Property and Equipment

2008 2007
                               -------         --------
   Race Vehicle               $ 95,000        $   -
   Accumulated Depreciation     (4,750)           -
                               -------         --------
                              $ 90,250        $   -
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


6. RELATED PARTY TRANSACTIONS

(a)On August 15,2007, the Company advanced $205,000 to JPI, a company controlled by the wife of the Company president as detailed in Note 3 above.

(b)Included in accounts payable and accrued liabilities is $4,247 owing to the President of the Company.

(c)On January 1, 2008 a management agreement was entered into with JPI and all management fees (2008 - $45,360, 2007 - Nil) relate to this agreement.

(d) JPI owned and operated a Formula Atlantic Race Car on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and Sept 2008. Advertising fees (2008 - $19,962, 2007 - Nil) relate to the team car. Travel costs (2008 - $6,887, 2007 - Nil) relate to these trips.

(e) On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as spare parts, tools, and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.

(f)Professional fees include amounts attributed to S N Ventures Inc. (2008 - $20,353; 2007 - $7,350), a company controlled by the Treasurer.

(g)Rental charges are paid on a month-to-month basis to JPI (2008 - $10,375; 2007 - Nil).

(h)Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2008 - $ 4,473; 2007 - Nil), a company controlled by the Treasurer's Brother.


7.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                  December 31,2008
       Property and equipment                               $  1,615
       Operating loss carry-forwards                          51,819
       Valuation allowance                                   (53,433)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2007 operating loss carry-forwards for income tax purposes to be $21,508.
                                 .F-7.

          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

    Item 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO").
Based on this evaluation, our CEO and CFO, concluded that our disclosure controls and procedure were effective, that there have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.



               PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, Key employees and directors as of December 31,2008.


---------------------------- --------------- ---------------------------
NAME                          AGE              Position
---------------------------- --------------- ---------------------------
Evan Williams                  62              President
Solomon Nordine                27              Treasurer
Leigh Anderson                 69              Secretary
David Williams                 55              Manager of Construction
---------------------------- --------------- ---------------------------

Background of Executive Officers, Directors and Significant Employees

Evan Williams. Mr. Williams is a founder, and current President and CEO of Race World International, Inc. Mr. Williams has over thirty-five years experience as an electrical engineering, and project management consultant.

Over the last five years and before, Mr. Williams has worked as Principal Executive for three private companies in the engineering and investment fields. His experience during this period included business planning, performance analysis, budgeting, procurement, and quality assurance. Mr. Williams holds a General Certificate of Education in Mathematics & Physics, University of Cambridge, Extn. Examinations Syndicate. Also Ordinary National Diplomas in Mechanical, Electronic, and Electrical Engineering (Great Britain) and Higher National Diploma in Electrical and Electronic Engineering (Great Britain). Mr. Williams has received Post Graduate awards for Illuminating Engineering and Mathematics. Mr. Williams's professional affiliations include prior membership in the Illuminating Engineering Society and prior membership in the Electrical Research Association (U.K.).

                                 .28.

Solomon Nordine. Mr. Nordine is a founder , and current Treasurer of Race World Management, Inc. Mr. Nordine has operated his own accounting and business consulting company for over three years. Mr. Nordine has also provided part time and full time marketing services for over one year to an import and distribution business. Mr. Nordine earned a Diploma in Business Administration and Bachelor of Business Administration from Okanagan University College as well as a Master of Business Administration from the University of Phoenix.

Leigh Anderson. Mr. Anderson is founder, and current Secretary of Race World Management, Inc. Mr. Anderson has thirty-two years financial experience in public education. Mr. Anderson's positions have included Secretary Treasurer, Superintendent of Business and Finance, and Business Administrator. For the last five years Mr. Anderson has worked as an Independent Financial Consultant to the B.C. Ministry of Education. For nine years, Mr. Anderson held various positions with Canada's largest chartered bank. Mr. Anderson received a Diploma in Business Administration from the University of Toronto and a Supervisory Officer's Certificate from the Ontario Ministry of Education.

David Williams. Mr. David Williams has been the principal and Director of a Nevada property management company since 1997. He was the past President of the Vintage Race Club of British Columbia. He also served as Paddock
Marshall and member of the executive Committee of VRCBC annual Historic Motor Races event for the past six years. He is not related to Mr. Evan Williams.

Compensation of Directors

We currently do not pay our Directors any fee in connection with their role as members of our Board; however our Board may choose to pay our Directors in the future dependent on Race World's Phase 2 offering, future income, and cash flows. Our Directors will be reimbursed for travel and out-of-pocket expenses in connection with their attendance at Board meetings.

EMPLOYEES AND STRATEGIC ADVISORS

We have no full-time employees as of this date. All four of our Directors will be active on a part time and as needed basis in the business. After Phase 2 funding is acquired, RWI will hire outside experts and consultants or hire staff to perform additional duties. The number of permanent full time employees at build out are estimated to be 30. Maintenance personnel will be sub-contracted, similarly for security, accounting, and catering.

Employment Agreements

There are currently no Employment Agreements in place.

                                .29.
Family Relationships

There are no family relationships among our executive officers and directors.

CODE OF ETHICS

Our executive officers are presently our only employees and we have therefore not yet adopted a code of ethics. We intend adopting and publishing a code when we have a minimum of five full-time employees.



	Item 10 EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our Chief Executive Officers and our other executive employees as of December 31, 2008.

                    Summary Compensation Table
-----------------------------------------------------------------------------
                                               Long - Term
                            Annual             Compensation
                            Compensation       Awards
                                               Securities
Name and Principal                             Underlying     All Other
Position             Year   Salary     Bonus   Options (#)    Compensation
------------------- ------ --------- -------- -------------- --------------
Evan Williams        2008    $ 0       $ 0        0            $ 0
President
Solomon Nordine      2008    $ 0       $ 0        0            $ 0
Treasurer
Leigh Anderson       2008    $ 0       $ 0        0            $ 0
Secretary
David Williams       2008    $ 0       $ 0        0            $ 0
Manager of Construction
------------------- ------ --------- -------- --------------- -------------

Option Grants During Last Fiscal Year

No options have been issued.

Outstanding Equity Awards at Fiscal Year-End Table.

None.

     Director Compensation

None.

     Employment Agreements

Other

No director or executive officer is involved in any material legal proceeding in which he is suing us or in which he will receive a benefit from the legal proceedings.



	Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2008 information regarding the beneficial ownership of our common stock by each person we know to own five percent or more of the outstanding shares, by each of the directors, and officers. As of December 31, 2008, there were 46,200,000 shares of our common stock outstanding.

                                 .30.

Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Generally, a person is deemed the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days. Subject to community property laws, where applicable, the persons or entities named in the following table have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

----------------------------------------------------------
Name and Address   Number of Shares   Percentage of Shares
Of Beneficial      Beneficially Owned
Owner
------------------ ------------------ --------------------
Evan Williams       14,000,000           30.30%
968 - 240 St.
Langley, BC
Canada, V2Z 2Y3
Solomon Nordine      4,400,000           9.52%
827 Raymer Rd
Kelowna, B.C.
Canada, V1W 1J7
Leigh Anderson         300,000            .65%
17316 Hillview Pl.
Surrey, BC
Canada
David Williams       1,000,000           2.16%
565 West 24th St.
N. Vancouver, BC
V7M 2E2
Timothy Baker        4,000,000           8.65%
9862 119A Street
Surrey, BC
V3V 4B2

------------------ ------------------- --------------------

Percentage ownership is based on 46,200,000 shares of Common Stock outstanding as of December 31, 2008.

There is no public trading market for our shares of common stock. In addition to Mr. Evan Williams our President, we have 32 founding shareholders. For a discussion regarding our dividend policy as related to our common stock please see "Description of Securities."


Transfer Agent and Registrar
Our transfer agent is Island Stock Transfer located at 100 - 2nd Ave. South, Suite 104N, St. Petersburg, Florida 33701.




                                  .31.

PLAN OF DISTRIBUTION

Currently there are no shares registered for sale on behalf of the Company.

There are no shares registered for sale on behalf on the existing
Shareholders.

The existing shareholders may sell some or all of their shares as restricted shares at any price.

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

Any of our officers or director who will be engaged in the sale of our securities will receive no commission from the sale of the shares nor will they register as a broker-dealer pursuant to Section 15 of the Securities Exchange Act of 1934 in reliance upon Rule 3(a)4-1. Rule 3(a)4-1 sets forth those conditions under which a person associated with an issuer may participate in the offering of the issuer's securities and not be deemed to be a broker -dealer.

                                 .32.

Our officers and directors satisfy the requirements of Rule 3(a)4-1 in that:

  1. None of such persons is subject to a statutory disqualification, as that term is defined in Section 3(a)(39) of the Act, at the time of his participation; and,


  2. None of such persons is compensated in connection with his participation by the payment of commissions or other remuneration based either directly or indirectly on transactions in securities; and

  3. None of such persons is, at the time of his participation, an associated person of a broker- dealer; and

  4. All of such persons meet the conditions of Paragraph (a)(4)(ii) of Rule 3(a)4-1 of the Exchange Act, in that they (A) primarily perform, or are intended primarily to perform at the end of the offering, substantial duties for or on behalf of the issuer otherwise than in connection with transactions in securities; and (B) are not a broker or dealer, or an associated person of a broker or dealer, within the preceding twelve
      (12) months; and (C) do not participate in selling and offering of securities for any issuer more than once every twelve (12) months other than in reliance on Paragraphs (a)(4)(i) or (a)(4)(iii).

As long as we satisfy all of these conditions, we are comfortable that we will be able to satisfy the requirements of Rule 3a4-1 of the Exchange Act.



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

There were no material related party transactions which we entered into from inception (December 29, 2006) to December 31, 2008.





          Item 13. EXHIBITS



Exhibit                  Description
No.
3.1 Articles of Incorporation of Race World International, Inc. filed with
Nevada Secretary of State on December 29, 2006. (1)

3.4 Bylaws of Race World International, Inc. (1)

23.1 Consent of UHY LDMB Advisors Inc. (filed herewith)



Material Contracts

31.1 Certification by Chief Executive Officer pursuant to Sarbanes -
Oxley Section 302 (filed herewith)

31.2 Certification by Chief Financial Officer pursuant to Sarbanes -
Oxley Section 302 (filed herewith)

32.1 Certification by Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification by Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


     Notes

(1) Incorporated by reference to the Company's Registration Statement on Form S-1/A filed with the SEC on July 7, 2008.


          Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billable to us by UHY LDMB Advisors Inc. during 2008 for the audit of our annual financial statements for the fiscal year totaled $5,000.

     Audit-Related Fees

We incurred assurance and audit-related fees during 2008 of $14,3623 to UHY LDMB Advisors Inc. in connection with the audit of the financial statements of Race World International, Inc. from June 7, 2006 (Inception) through December 31, 2008 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

     Tax Fees

We incurred fees of $0 billed to us by UHY LDMB Advisors Inc. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2008.

     All Other Fees

There were no fees billed to us by UHY LDMB Advisors Inc. for services rendered to us during the last fiscal year, other than the services described above under "Audit Fees" and Audit-Related Fees."

As of the date of this filing, our current policy is not engage UHY LDMB Advisors Inc. to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage UHY LDMB Advisors Inc to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

                                .33.

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Race World International, Inc.

By: /s/ Evan Williams
---------------------
Evan Williams
Chief Executive Officer,
President

Date: March 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   March 30, 2009
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   March 30, 2009
-------------------   Treasurer, Director
Solomon Nordine

/s/Leigh Anderson
-----------------     Secretary, Director        March 30, 2009
Leigh Anderson

