Form 10-Q
period 2009-03-31
Race World International, Inc.
filed 2009-05-13
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

As of March 31, 2009 the Issuer had 46,200,000 shares of common stock issued and outstanding.

-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of March 31, 2009 and December 31, 2008 . . . . . . . . F-1
Statements of Operations for the Three Months Ended March 31, 2009
and March 31, 2008 and from Inception (Dec 29,2006) to
March 31, 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . F-3
Statements of Cash Flows for the Three Months Ended March 31, 2009
and March 31, 2008 and from Inception(Dec 29, 2006) to
March 31, 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . F-5

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

                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                            MARCH 31, 2008






Race World International, Inc.
(a development stage company)

Balance Sheet
                                        As At         As At
                                       March 31    December 31
                                         2009         2008
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
CURRENT
     Cash                               $  20,938        $  24,194
     Other current assets
          Prepaid Expenses                  3,333            5,833
          Refundable Taxes                  6,039            5,105
                                        ------------    -------------
Total Current Assets                       30,310           35,132


PROPERTY AND EQUIPMENT (Note 4)
     Race Vehicle                          87,875           90,250
                                        ------------    -------------
Total Assets                            $ 118,185        $ 125,382
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  34,794        $  20,708
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS? EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     46,200,000 shares       46,200           46,200
              (2007 ? 45,900,000 shares)
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           215,631          215,631
     Deficit accumulated during the
     development stage                   (178,440)        (157,157)
                                        ------------    -------------
Total stockholders? equity                 83,391          104,674
                                        ------------    -------------

Total liabilities and stockholders?
Equity                                  $ 118,185        $ 125,382
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.
<PAGE


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   Period From
                      Months Ended     Months Ended    Dec 29, 2006
                      March 31, 2009   March 31, 2008  (inception) to
                                                       March 31, 2009
----------------------------------------------------------------------
REVENUE
Interest Revenue       $      16      $   2,925        $   11,444
Operating Revenue        -              -                 -
                       =============  =============   ===============
Total Revenue                 16          2,925            11,444
                       =============  =============   ===============

EXPENSES
     Advertising
       & Promotion           238        -                  20,761
     Bank Charges             95            103               526
     Depreciation          2,375        -                   7,125
     Foreign Currency
       Loss                  676        -                   5,747
     Listing and Share
       Transfer fees       7,703            175            20,281
     Management fees       4,761          6,000            50,121
     Professional fees     3,780          9,854            66,390
     Rent                  1,274          1,875            11,649
     Travel                  397        -                   7,284
                       =============  =============    ==============
Total Expenses            21,299         18,007           189,844
                       =============  =============    ==============

NET LOSS               $ (21,283)     $ (15,082)        $(178,440)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00)
  (Note 2(f))          =============  =============    ==============

Weighted average
number of shares
outstanding             46,200,000    45,900,000         38,882,503
                       =============  =============    ==============

----------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Race World International, Inc.
(a development stage company)

Statement of Stockholders? Equity
(Unaudited)

For the Period from Dec 29, 2006 (inception) to March 31, 2009


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800    $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131    $  -           $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Issue of Common   300,000      300     29,700         -            30,000
Stock for cash

Net loss for
Period            -          -        -          (135,649)       (135,649)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           46,200,000  $46,200  $ 215,631   $(157,157)      $ 104,674

Net Loss for
Period            -          -        -           (21,283)        (21,283)
                ---------  -------- ----------- --------------- -------------

Balance
March 31,
2009          46,200,000   $46,200  $ 215,631   $ (178,440)      $ 83,391
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   Period from
                      Months Ended   Months Ended    Dec 29,2006
                      March 31,2009  March 31, 2008  (inception) to
                                                     March 31, 2009

--------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (21,283)     $ (15,082)     $(178,440)

  Adjustments for
  Items not affecting
  Cash:
    Depreciation           2,375        -                7,125

  Changes in Operating
  Assets and Liabilities:

  Decrease (Increase)
   in prepaid expenses
   and accrued assets      2,500         (894)          (3,333)

  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            14,086        (2,077)         34,794

  Increase in accrued
   interest receivable       -              25            -

  Increase in Refundable
   Taxes                    (934)       -                (6,039)
                       -----------    ----------      -----------
                          (3,256)      (18,028)        (145,893)
                       ===========    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     receivable
      (Note 3)               -           10,000           -

     Purchase of
     property and
     equipment               -          -               (95,000)
                       -----------    ----------      -----------
-            10,000         (95,000)
                       ===========    ==========      ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:        -          -               261,831
                       -----------    ----------      -----------
INCREASE
(DECREASE) IN CASH        (3,256)        (8,028)         20,938

CASH, beginning           24,194         26,374           -
                       -----------    ----------      -----------
CASH, ending           $  20,938      $  18,346      $   20,938
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

                                  .F-4.

RACE WORLD INTERNATIONAL, INC.
(a development stage company)

SEPTEMBER 30, 2008

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on Dec 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of March 31, 2009, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management?s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

The financial statements have, in management?s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below:

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


        e .Financial instruments

The Company?s financial instruments consist of cash, promissory note receivable, and accounts payable and accrued liabilities.

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

In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on the financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on the Company?s financial statements.



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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (?FST 157-3?), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset?s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company?s financial statements.



3 .PROMISSORY NOTE RECEIVABLE ? RELATED PARTY

The August 15 th, 2007 note receivable pays monthly interest only of 0.5% per month and carries an effective annual interest rate of 6.17%. The capital of $205,000 is payable upon demand and is due from JPI Project Management Inc., a related company. JPI is owned solely by the President?s spouse. Payment is due on the 15 th of the following month and the first payment is due September 15 th.

On December 31, 2007 a demand of $10,000 was made on the original $205,000 note, reducing it to its ending December 31, 2007 balance of $195,000. The $10,000 payment was made on behalf of RWI by JPI to reduce the shareholder?s loan account. Interest payments due from September to December 2007 were also made through payments on behalf of RWI by JPI to reduce the outstanding shareholder?s loan.

On March 31, 2008 a demand of $10,000 was made on the original $205,000 note, reducing it to its ending March 31, 2008 balance of $185,000. The $10,000 payment was made on behalf of RWI by JPI to reduce the shareholder?s loan account. Interest payments due from January to March 2008 were also made through payments on behalf of RWI by JPI to reduce the outstanding shareholder?s loan.

On June 30, 2008 a demand of $35,000 was made on the remaining $185,000 note, reducing it to its ending June 30, 2008 balance of $150,000. The $35,000 payment was made on behalf of RWI by JPI to reduce the shareholder?s loan account. Interest payments due April to June 2008 were also made through payments on behalf of RWI by JPI to reduce the outstanding shareholder?s loan.

On July 1, 2008 a demand of $100,000 was made on the remaining $150,000 note, reducing it to its July 1, 2008 balance of $50,000. A $5,000 payment was made on behalf of RWI by JPI to reduce the shareholder?s loan account, while the other $95,000 payment was made on behalf of RWI for the purchase of a 1988 Formula Atlantic Swift DB4 race car, spare parts, and team support vehicle. The $95,000 purchase price was subjected to an appraisal by an approved auto specialist.

On September 30, 2008 a demand of $30,000 was made on the remaining $50,000 note, reducing it to its September 30, 2008 balance of $20,000. The $20,000 payment was made on behalf of RWI by JPI to reduce the shareholder?s loan account.

On December 31, 2008 a demand of $20,000 was made on the remaining $20,000 note for payment in full. The $20,000 payment was made on behalf of RWI by JPI to reduce the shareholder?s loan account. Interest payments were also made through payments on behalf of RWI by JPI to reduce the shareholder?s loan account.

4.Property and Equipment
                                 2009            2008          2007
                               -------         --------      --------
   Race Vehicle               $ 95,000        $ 95,000      $   -
   Accumulated Depreciation     (7,125)         (4,750)         -
                               -------         --------      --------
                              $ 87,875        $ 90,250      $   -
                               =======         ========      ========



5.Stockholders? Equity:

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


6. RELATED PARTY TRANSACTIONS

a.On August 15, 2007, the Company advanced $205,000 to JPI, a company controlled by the wife of the Company president as detailed in Note 3 above.

b.Included in accounts payable and accrued liabilities is $11,014 owing to the president of the Company.

c.On January 1, 2008 a management agreement was entered into with JPI and all management fees (2009 - $4,761; 2008 - $6,000) relate to this agreement.

d.JPI owned and operated a Formula Atlantic Racecar on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and September 2008. Advertising fees (2009 - $238; 2008 ? Nil) relate to the team car.

e.On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as all spare parts, tools and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.

f.Professional fees include amounts attributed to S N Ventures Inc. (2009 ? $881; 2008 - $3,000), a company controlled by the Treasurer.

g.Rental charges are paid on a month-to-month basis to JPI (2009 - $1,274; 2008
- $1,875).

h.Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2009 - $2,381; 2008 - Nil), a company controlled by the Treasurer?s brother.



7.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                   March 31,2009
       Property and equipment                               $  2,423
       Operating loss carry-forwards                          58,247
       Valuation allowance                                   (60,670)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

  Phase   Financing     Use                   Time Frame
Phase 2   $  1,000,000  Feasibility Studies   July 2008 - December 2009
Phase 3   $ 80,000,000  Land                  June 2009 - April 2010
Phase 4   $ 15,000,000  Racetracks            October 2009 - June 2011
Phase 5   $ 40,000,000  Buildings & Equip.    April 2010 - December 2011

Totals    $136,000,000                        July 2008 - December 2011

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

THE MARKET

RWI intends to offer our race enthusiast a geographically unique motorsports adventure. Las Vegas has approximately 800,000 tourist's visits per month averaged over the previous ten years. RWI will target initially 6,000 (0.75%) tourists per month to its site.

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

Period Ended March 31, 2009:

We have not commenced operations and have had no operating revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months, our focus has been on the following areas:

1. Our Chief Executive Officer, Evan Williams, has spoken with business contacts, marketing agents, realtors, and the city of North Las Vegas. Additional information was received and delivered respecting our motorsports theme park. No land has been optioned or secured to date however discussions have been held regarding specific parcels of land.

2.  We have improved our web site.

3. We have continued engineering and race track design studies to ensure the suitability of any future land purchase.

Comparison of Three Month Periods Ended March 31, 2009, and March 31,
2008

The major changes in specific accounts in our operating statement for the three-month period ended March 31, 2009 as compared to the previous three month period ended March 31, 2008 are as follows:

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


Revenue

Revenue for the three month period ended March 31, 2009 was $16 and was derived from interest income only. Previous year's revenue for the three months ended March 31, 2008 was $2,925.

Expenses

Advertising and promotion of $238 were incurred during the three months ended March 31, 2009. No advertising and promotional costs were paid for the three months ended March 31, 2008.

Depreciation of $2,375 was incurred on the Company?s acquired automotive equipment during this three month period. No depreciation was incurred during the three months ending March 31, 2009. Listing and share transfer fees of $7,703 were also incurred in the three months ended March 31, 2009. Listing and share transfer fees of $175 were paid during the three months ending March 31, 2008.

Management fees of $4,761 were incurred during the three months ended
March 31, 2009. Management fees of $6,000 were paid for the three months ended March 31, 2008.

Rent of $1,274 and travel of $397 were paid during the three-month period ended March 31, 2009. During the three months ended March 31, 2008 no travel was paid, however, rent of $1,875 was paid.

The net loss for the three month period ended March 31, 2009 was $21,283 or $0.0046 per share compared to a loss of $15,082 for the three months ended March 31, 2008 an increase of $6,201.


                                  .10.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations:

We have no contractual obligations.

Liquidity Management:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds will consist of future revenues from our motorsports theme park. We will have no operating revenues until the park has been developed and commences operations. During the next twelve months, we will continue our efforts to advance to the point of operations, however there is no assurance we will be able to proceed with our plans. We will be required to issue additional share capital or secure debt financing. Depending on market conditions, we may be required to pay high rates of interest on such loans. Also, we do not believe we have enough cash available to satisfy our requirements during the next twelve months, without selling our automotive equipment. The Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf. Individual shareholders are under no obligation to pay such expenses.

Operational Matters:

Over the next twelve months, we will continue to proceed with limited research and continued engineering studies.

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

                                 .12.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2009, based on criteria established in the Internal Control - Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2009.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   May 13, 2009
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   May 13, 2009
-------------------   Treasurer, Director
Solomon Nordine

                                 .15.