Form 10-Q
period 2009-09-30
Race World International, Inc.
filed 2009-11-12
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of September 30, 2009 the Issuer had 46,200,000 shares of common stock issued and outstanding.

-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of Sept 30, 2009 and December 31, 2008 . . . . . . . . F-1
Statements of Operations for the Three Months and Nine Months Ended Sept
30, 2009 and Sept 30, 2008 and from Inception (Dec 29,2006) to
Sept 30, 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three Months and Nine Months Ended Sept
30, 2009 and Sept 30, 2008 and from Inception(Dec 29, 2006) to
Sept 30, 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .F-5

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

                          SEPTEMBER 30, 2009






Race World International, Inc.
(a development stage company)

Balance Sheet
                                        As At         As At
                                     September 30   December 31
                                         2009         2008
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
CURRENT
     Cash                               $   4,637        $  24,194
     Other current assets
          Prepaid Expenses                    -              5,833
          Refundable Taxes                  4,861            5,105
                                        ------------    -------------
Total Current Assets                        9,498           35,132


PROPERTY AND EQUIPMENT (Note 4)
     Race Vehicle                          83,125           90,250
                                        ------------    -------------
Total Assets                            $  92,623        $ 125,382
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  27,680        $  20,708
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS? EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     46,200,000 shares       46,200           46,200
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           215,631          215,631
     Deficit accumulated during the
     development stage                   (196,888)        (157,157)
                                        ------------    -------------
Total stockholders? equity                 65,943          104,674
                                        ------------    -------------

Total liabilities and stockholders?
Equity                                  $  92,623        $ 125,382
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Nine   For the Nine  Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  Dec 29, 2006
                      Sept 30, 2009    Sept 30, 2008   Sept 30,2009   Sept 30,2008 (inception) to
                                                                                    Sept 30, 2009
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $  -           $     750        $       21      $  6,475       $ 11,449
Operating Revenue         -             -                   2,581        -               2,581
                       =============  =============   ===============  =============  ============
Total Revenue             -                 750             2,602         6,475         14,030
                       ===========================================================================

EXPENSES
     Advertising
       & Promotion        -               4,718               238        19,718         20,761
     Bank Charges             66             50               225           200            656
     Depreciation          2,375          2,375             7,125         2,375         11,875
     Foreign Currency
       Loss/Gain          (1,111)       -                  (2,012)       -               3,059
     Listing and Share
       Transfer fees       4,267         12,724            19,170        12,899         31,749
     Management fees      -              14,152             7,342        35,152         52,702
     Professional fees     1,133          8,411             7,284        25,635         69,893
     Rent                 -               2,948             2,564         7,823         12,939
     Travel               -               1,887               397         6,887          7,284
                       =============  =============    ==============  =============  =============
Total Expenses             6,730         47,265            42,333       110,689        210,918
                       ============================================================================

NET LOSS               $  (6,730)     $ (46,515)        $ (39,731)     $(104,214)     $(196,888)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00) $     (0.00)   $     (0.00)
  (Note 2(f))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             46,200,000     46,036,957         46,200,000     45,946,154     40,213,618
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

For the Period from Dec 29, 2006 (inception) to September 30, 2009


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800    $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131    $  -           $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Issue of Common   300,000      300     29,700         -            30,000
Stock for cash

Net loss for
Period            -          -        -          (135,649)       (135,649)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           46,200,000  $46,200  $ 215,631   $(157,157)      $ 104,674

Net loss for
Period            -          -        -           (39,731)        (39,731)
               ----------  -------- ----------- --------------- -------------

Balance
September 30,
2009           46,200,000  $46,200  $ 215,631   $(196,888)      $ 64,943
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Nine For the Nine  Period from
                      Months Ended   Months Ended    Months Ended Months Ended  Dec 29,2006
                      Sept 30,2009   Sept 30, 2008   Sept 30,2009 Sept 30,2008 (inception) to
                                                                                Sept 30, 2009

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $  (6,730)     $ (46,515)     $ (39,731)     $(104,214)   $ (196,888)

  Items not affecting
  Cash:
    Depreciation           2,375          2,375          7,125          2,375        11,875

  Changes in Operating
  Assets and Liabilities:

  Decrease (Increase)
   in prepaid expenses
   and accrued assets        833          -              5,833          5,000         -

  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            (5,336)         5,471          6,973         (3,712)       27,681

  Increase in accrued
   interest receivable     -               338             -              387          -

  Decrease (Increase)
    in Refundable
    Taxes                   (203)       (1,706)             243        (5,331)      (4,862)
                       -----------    ----------      -----------    ----------   -----------
                          (9,061)      (40,037)         (19,557)     (105,495)    (162,194)
                       ===========    ==========      ===========    ==========   ===========

INVESTING ACTIVITIES
     Promissory note
     Receivable
       (Note 3)            -           130,000             -          175,000          -

     Purchase of
       property and
       equipment           -           (95,000)            -          (95,000)      (95,000)
                       -----------    ----------      -----------    -----------   -----------
                           -            35,000             -           80,000       (95,000)
                       ===========    ==========      ===========    ===========   ===========


FINANCING ACTIVITIES
     Common stock
     issued for cash:      -            30,000             -           30,000        261,831
                       -----------    ----------      -----------    -----------   -----------
INCREASE
(DECREASE) IN CASH        (9,061)      (24,963)        (19,557)         4,505          4,637

CASH, beginning           13,698         5,916          24,194         26,374           -
                       -----------    ----------      -----------    -----------   -----------
CASH, ending           $   4,637      $ 30,879      $    4,637      $  30,879    $     4,637
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

September 30, 2009

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on Dec 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of September 30, 2009, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management?s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FST 157-3), which clarifies the application of SFAS 157 in an inactive market. FSP 157-3 explains that when relevant and observable market information is not available to determine the measurement of an asset?s fair value, management must use their judgment about the assumptions a market participant would use in pricing the asset in a current sale transaction. Appropriate risk adjustments that a market participant would use must also be taken into account when determining the fair value. Application of this guidance should be accounted for as a change in estimate and FSP 157-3 was effective upon issuance. Upon adoption of FSP 157-3, there was no material impact on the Company?s financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168 (SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles?a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles
(GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on the Company?s financial statements.


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

4.Property and Equipment
                                 2009            2008
                               -------         --------
   Race Vehicle               $ 95,000        $ 95,000
   Accumulated Depreciation    (11,875)         (4,750)
                               -------         --------
                              $ 83,125        $ 90,250
                               =======         ========
   The company does not carry storage or operating insurance on the Race
   Vehicle.



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

b.Included in accounts payable and accrued liabilities is $17,573 owing to the president of the Company.

c.On January 1, 2008 a management agreement was entered into with JPI and all management fees (2009 - $7,342; 2008 - $35,152) relate to this agreement. Management fees for July 2009 to September 2009 have been waived.

d.JPI owned and operated a Formula Atlantic Racecar on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and September 2008. Advertising fees (2009 - $238; 2008 ? $19,718) relate to the team car. Travel costs (2009 ? Nil; 2008 - $6,887) relate to these trips.

e.On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as all spare parts, tools and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.

f.Professional fees include amounts attributed to S N Ventures Inc. (2009 ? $2,171; 2008 - $14,311), a company controlled by the Treasurer.

g.Rental charges are paid on a month-to-month basis to JPI (2009 - $2,564; 2008
- $7,823). Rental charges for July 2009 to September 2009 have been waived.

h.Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2009 - $7,678; 2008 - $2,000), a company controlled by the Treasurer?s brother.

i.All operating revenues are attributed to rental fees of the race car to to JPI (2009 - $2,581 ; 2008 Nil).



7.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                   September 30,2009
       Property and equipment                               $  4,037
       Operating loss carry-forwards                          62,905
       Valuation allowance                                   (66,942)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2008 operating loss carry-forwards for income tax purposes to be $171,407.
                                 .F-5.

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

  Phase   Financing     Use                   Time Frame
Phase 2   $  1,000,000  Feasibility Studies   July 2008 - March 2010
Phase 3   $ 80,000,000  Land                  June 2009 - July 2010
Phase 4   $ 15,000,000  Racetracks            January 2010 - September 2011
Phase 5   $ 40,000,000  Buildings & Equip.    April 2010 - March 2012

Totals    $136,000,000                        July 2008 - March 2012

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

Period Ended September 30, 2009:

We have not commenced operations and have had no operating revenues to date. Much of our preliminary organization has been completed including establishing our office premises and accounting system. During the last three months, our focus has been on the following areas:

1. Our Chief Executive Officer, Evan Williams, has spoken with business contacts, marketing agents, and land owners.
    No land has been optioned or secured to date however discussions have been held regarding specific parcels of land.

2.  We have received our first promotional product.

3. We have continued engineering and race track design studies to ensure the suitability of any future land purchase.

Comparison of Three Month Periods Ended September 30, 2009, and September 30,
2008

The major changes in specific accounts in our operating statement for the three-month period ended September 30, 2009 as compared to the previous three month period ended September 30, 2008 are as follows:

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


Revenue

There was no operating revenue for the three month period ended September 30, 2009, or for the three months ended September 30, 2008.

Expenses

No advertising and promotion costs were incurred during the three months ended September 30, 2009. Advertising and promotional costs of $4,718 were paid for the three months ended September 30, 2008.

Depreciation of $2,375 was incurred on the Company?s acquired automotive equipment during this three month period. Depreciation of 2,375 was incurred during the three months ending September 30, 2008. Listing and share transfer fees of $4,267 were also incurred in the three months ended June 30, 2009. Listing and share transfer fees of $12,724 were paid during the three months ending September 30, 2008.

Management fees incurred during the three months ended September 30, 2009 were waived. Management fees of $14,152 were paid for the three months ended September 30, 2008.

Rental fees were waived paid during the three-month period ended September
30, 2009. No travel costs were incurred during this period. During the three months ended September 30, 2008, travel costs of $1,887 and rent of $2,948 were paid.

The net loss for the three month period ended September 30, 2009 was $6,730 or $0.00014 per share compared to a loss of $46,515 for the three months ended September 30, 2008 a decrease of $39,785.


Comparison of Nine Month Periods Ended September 30, 2009, and September 30,
2008

The major changes in specific accounts in our operating statement for the nine month period ended September 30, 2009 as compared to the previous nine month period ended September 30, 2008 are as follows:

Revenue

Revenue for the nine month period ended September 30, 2009 was $2,602. Previous year's revenue for the nine months ended September 30, 2008 was $6,475.

Expenses

Advertising and promotion costs of $238 were incurred during the nine months ended September 30, 2009. Advertising and promotional costs of $19,718 were paid for the nine months ended September 30, 2008.

Depreciation of $7,125 was incurred on the Company?s acquired automotive equipment during this nine month period. Depreciation of $2,375 was incurred during the nine months ending September 30, 2008. Listing and share transfer fees of $19,170 were also incurred in the nine months ended September 30, 2009. Listing and share transfer fees of $12,899 were paid during the nine months ending September 30, 2008.

Management fees of $7,342 were incurred during the nine months ended September 30, 2009. Management fees of $35,152 were paid for the nine months ended September 30, 2008.

Rent of $2,564 was paid during the nine month period ended September 30, 2009. Travel costs of $397 were incurred during this period. During the nine months ended September 30, 2008, travel costs of $6,887 and rent of $7,823 were paid.

The net loss for the nine month period ended September 30, 2009 was $39,731 or $0.00085 per share compared to a loss of $104,214 for the nine months ended September 30, 2008 a decrease of $64,483.




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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2009, based on criteria established in the Internal Control ? Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the third quarter of 2009.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   November 12, 2009
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   November 12, 2009
-------------------   Treasurer, Director
Solomon Nordine

                                 .14.