Form 10-K
period 2009-12-31
Race World International, Inc.
filed 2010-03-30
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

                             Title of each class
                             -------------------
                   Common stock, par value $0.001 per share
                  Preferred stock, par value $0.001 per share




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

Large accelerated filer   [ ]      Accelerated filer         [ ]
Non-accelerated filer     [ ]      Smaller reporting company [X]

(Do not check if a
 smaller reporting
 company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No

The issuer's revenues for the fiscal year ended December 31, 2009 were $2,645.

The aggregate market value of the Common Stock held by non-affiliates of the issuer as of March 29, 2010 was $0.

The number of shares outstanding of the issuer's Common Stock as of March 29, 2010 was 46,200,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE


-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Phase 2

Subsequent to our registration statement, which became effective July 22, 2008, funding of $30,000 was secured. Engineering studies were completed and land suitable for our motor sports theme park was located. The land is properly zoned for our use. We are presently negotiating for a long term lease with the principles.


We have no current plans to begin developing Phases 3 and 4 until financing is available. No financing is available at present. The following summary illustrates an estimated time frame for completion of each Phase of our development assuming financing becomes available:

  Phase   Financing     Use                   Time Frame
Phase 3   $ 20,000,000  Pre-paid lease and
                        racetracks            April 2010 - July 2010
Phase 4   $ 40,000,000  Buildings & Equip.    April 2011 - June 2011

Totals    $ 60,000,000                        April 2010 - June 2011

As we do not currently have financing for Phases 3 - 4, there is no guarantee that this time frame will be met.

Phase 3 - 4 Accomplishments Since Inception Date

Phase 3: Reviewed five potential sites, preliminary discussions with owners of three acceptable sites, no contracts have been drawn.
On-site inspections of eight racetracks, data and design gathering, Discussions at our Board level of prospective designs and costs.
We are negotiating a partially pre-paid lease for 1,500 acres in Nevada.

Phase 4: Reviewed building types and systems at eight racetracks.


Each Phase of Financing will enable us to proceed with the following Plans:


Phase 3

Future financing will enable us to acquire land. When we have located suitable land, and assuming we are able to acquire financing, our desired occupancy date will be not later than July 2010.

Future financing will enable us to build our four main tracks. We anticipate three months of construction activity to be completed by June 2011. A description of our proposed road courses and tracks follow:

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

Phase 4

Future financing will enable us to construct our buildings and flood lighting. We plan to complete construction by June 2011. A description of our proposed facilities follows:

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

PROPOSED FUTURE FACILITIES

RWI would like to offer the following services and facilities within its motorsports theme park at some time after June 2011 when operations have commenced. No financing is currently available for the following facilities. We intend leasing land for these purposes to interested parties. The Lessee will be required to supply financing for the cost of construction of the facilities and other necessary capital expenditures and improvements.


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

There have been no public announcements of our development plans. We consider it prudent, for the present time, to proceed with our research as discreetly and privately as possible while evaluating the land we wish to purchase. We will have no operating income until we have completed Phase 3 and 4 funding and successfully developed our motorsports theme park. We will commence operations as soon as Phase 4 construction is complete.

                                 .3.


TYPICAL REVENUE PRODUCING TRANSACTION

As we are presently considering Phase 3 and 4 financing only, a breakdown of typical anticipated future revenues are speculative only, and will not be presented at this time.

STRATEGIC RELATIONSHIPS

Strategic Relationships will be a major part of our marketing plan in the future. Clubs and automotive related organizations will play a key part generating revenues. We anticipate a specific part of our marketing plan will be committed to developing such contacts and relationships.


THE MARKET

RWI intends to offer our race enthusiast a geographically unique motorsports adventure. Las Vegas has approximately 700,000 tourist's visits per month and RWI will target initially 6,000 (0.0085%) tourists per month to its site.

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

EMPLOYEES AND STRATEGIC ADVISORS

As of the date of this prospectus, we have no full-time employees with the exception of our four members of Executive Management and Board of Directors. We will utilize outside consultants as required to offer our services. These consultants would be independent contractors.

PATENTS, COPYRIGHTS, LOGOS, TRADEMARKS

RWI anticipates no need for patents. Logos will be trademarked and certain concessions will be negotiated for essential services, but these are considered minor in the overall scope of the business plan.


PROPERTY

Our executive offices are located at 968 - 240th Street, Langley, BC, Canada V2Z 2Y3. Our telephone number is (604) 539-9680.

                                 .4.

Should financing become available we will attempt to lease property suitable for our use.



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

The issuance of common or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. In addition, the selling shareholders may sell their shares for less than recently traded values. This could lower the market value of investors' shares.

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

                                  .10.

We intend to acquire raw land for our motorsports theme park. As we do not anticipate buying an existing facility, we may require environmental and civil engineering studies both for our own needs to ensure the least negative environmental impact on our site and nearby land, and for presentation and analysis by local, state, and federal officials. Environmental and civil engineering reports may be necessary to solicit support and permission for development. We cannot be certain these impact studies will be favorable or even if they are favorable that the appropriate officials will allow us to proceed. Also, if damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage. We are not currently insured for such liability and we do not know the cost of such a policy or whether we can acquire one. The amount of such liability, as to which we are self-insured, could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our motorsports theme park. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional significant expenditures by us for remediation and compliance.

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

Many factors may affect our ability to establish our motorsports theme park, including:

     - identification and availability of a suitable location;
     - competition for similar or identical sites;
     - negotiation of favorable purchase or lease arrangements;
     - management of the costs of construction and development of new markets and customer base;
     - securing required governmental approvals and permits and complying with governmental regulations;
     - recruitment of qualified operating personnel;
     - labor disputes;
     - shortages of materials and skilled labor;
     - environmental concerns; and
     - other increases in costs, any of which could give rise to delays or cost overruns.

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

We May Be Unable To Secure Additional Funding To Purchase Land And Build Our Motorsports Theme Park.

                                .17.


Our shareholders have provided Phase 1 and 2 funding. Assuming a successful Phase 3 and 4 issue of shares, we anticipate we will be required to secure future funding of $60,000,000 for the lease of suitable land, race tracks, and capital expenditures on our facilities. A summary of our past,and anticipated future offerings are as follows:

         Use                   Shares         Cost           Proceeds
                                              Per Share
Phase 1 Completed Offering     45,900,000     $ .005         $    229,500
        Organizational
Phase 2 Feasibility Offering      300,000     $ .10          $     30,000

Phase 3 Future Offering        20,000,000     $1.00          $ 20,000,000
        Land and Race tracks
Phase 4 Future Offering        20,000,000     $2.00          $ 40,000,000
        Buildings and Equipment

Totals                         86,200,000     $ .699 (avg)   $ 60,259,500

There can be no assurance that we will be able to secure the full amount or any amount of our anticipated future funding requirements. If we are unable to secure the necessary funding, we would be unable to proceed. The investors would lose their entire investment.

The securities described in Phases 3 - 4 may not be sold until the appropriate registration statements have been filed with the Securities and Exchange Commission and have been declared effective. This is not an offer to sell securities described in Phases 3 - 4.

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

                               .19.

          Item 2. DESCRIPTION OF PROPERTY

The Company owns no Property. Our executive offices are located at 968 - 240th Street, Langley, BC, CanadaV2Z 2Y3. Our telephone number is (604) 539-9680. The office premises, which are approximately 1000 square feet, and include furniture, and equipment have been provided to December 31, 2009 by the President and majority shareholder Evan Williams.

          Item 3. LEGAL PROCEEDINGS

None

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, during the fourth quarter of the Company's fiscal year ended December 31, 2009.

               PART II

          Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is available for trading on the OTC Bulletin Board. The following table sets forth the high and low bid price per share of the company's common stock for each full quarterly period since incorporation on December 29, 2006 to December 31, 2009.


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


2009
---------

                  High           Low
First Quarter    No Quote      No Quote
Second Quarter   No Quote      No Quote
Third Quarter    No Quote      No Quote
Fourth Quarter   No Quote      No Quote





As of December 31, 2009 there was no Quote for the Stock. As of December 31, 2009 there were 36 holders of record of the Common Stock of the Company.


   General

The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Articles of Incorporation, and By-laws, which are included as exhibits.

We are authorized to issue 200,000,000 shares of common stock, $0.001 par value per share, of which 46,200,000 shares were issued and outstanding as of December 31, 2009. We are also authorized to issue 20,000,000 preferred stock, $0.001 par value per share, of which no shares were issued as of December 31, 2009. The Company did not purchase any securities during the year-ended December 31, 2009.

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

     Unregistered Sales of Equity Securities

Following is a summary of unregistered securities issued from inception (December 29, 2006) through December 31, 2009.

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

Race World was incorporated on December 29, 2006 however we have not yet commenced operations other than research and establish a preliminary business plan. We invested the majority of the proceeds from our original share issue in a short-term interest-bearing note issued by JPI Project Management Inc. The note was repaid during 2008 by JPI Project Management Inc., a privately held British Columbia non-reporting company owned by Mrs. Jillian Williams, Evan Williams's wife.

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

Operational Matters:

Over the next twelve months, we will continue efforts to secure financing for Phases 3 and 4. Specifically we will pursue funding that will enable us to lease land that may be suitable for our motorsports theme park. Also, we will pursue funding for the construction of the racetracks and buildings.

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


Period Ended December 31, 2009:

We will not have operating revenues until our motorsports theme park has been funded, constructed, and becomes operational.

During 2009, we have focused on the following:

1. Much of our preliminary organization has been completed including establishing our office premises and accounting system.
2.  We have completed a preliminary business plan.
3.  We have established a domain name and internet website

4. Our Chief Executive Officer, Evan Williams, has spoken with business contacts, marketing agents, and realtors. Additional information was received and delivered respecting our motorsports theme park. We are negotiating for a partially pre-paid lease on 1500 acres of land in Nevada.

5. We have continued engineering and racetrack design studies to ensure the suitability of any future land acquisition.

6. Prior to July 1, 2008, JPI owned and operated a Formula Atlantic racecar on behalf of RWI for advertising purposes. The RWI team car was entered into six races between April 2008 and Oct 2009. On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as spare parts, tools, and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist. RWI will continue to use the vehicle for promotion and marketing of RWI at races, exhibitions, and private showings.


                               .23.

7. We have formed a promotional race team and participated in six race events; two in Oregon, one in California, and three in Canada.


The major changes in specific accounts in our operating statement for the year ended December 31, 2009 as compared to the previous period are as follows:

Revenue

Revenue for the year ended December 31, 2009 was $ 2,581. Interest revenue for the year ended December 31, 2009 was $ 64.

Revenue for the year ended December 31, 2008 was $ 6,816 and was derived from interest.


Expenses

Advertising costs decreased to $238 during the year ended December 31, 2009 due to our race team's preparation and operation of it's Formula Atlantic race car. The team entered one event during the year.

Advertising costs of $20,148 were incurred during the previous year ended December 31, 2008.

Depreciation of $125 was recorded during the year ended December 31, 2009. Depreciation of $4,750 was applicable to the Formula Atlantic during 2008, our first year of ownership.

Foreign currency gain of $700 was recorded during the year ended December 31, 2009. Foreign currency loss of $5,071 was applicable during 2008.

Listing and share transfer fees increased to $23,330 from $12,344 in 2008. The increase was paid to Island Stock Transfer of Florida as our Listing and Stock Transfer Agent.

Management fees of $7,342 were incurred during this year of operations. Management fees of $45,360 were paid during the previous year ended December 31,2008.

Professional fees of $15,189 were incurred as compared to $37,181 from December 31, 2008. Included in fees to December 31, 2009 were fees of $2,171 paid to S N Ventures Inc., a company owned by the Treasurer.

Rent, of $2,564 was paid during the year ended December 31, 2009. $10,375 was paid during the previous year of operations.

Travel costs of $397 were incurred during the year ended December 31, 2009. Travel costs of $6,887 were recorded during 2008.

The net loss for the year ended December 31, 2009 was $46,152 or $0.00099 per share compared to a loss of $135,649 for the period ended December 31, 2008, a decrease of $89,497.


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

                          DECEMBER 31, 2009


                          FINANCIAL STATEMENTS
                      RACE WORLD INTERNATIONAL, INC.
                      (A Development Stage Company)

                                INDEX
---------------------------------------------------------------------------
                                                                   Page (s)
---------------------------------------------------------------------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-2
Financial Statements:
Balance Sheets as at December 31, 2009 and December 31, 2008 . . . F-3
Statement of Operations for the Cumulative Period from Inception
Dec 29, 2006, to December 31, 2009 . . . . . . . . . . . . . . . . F-4
Statement of Shareholders' Equity for the Cumulative Period from
Inception, Dec 29, 2006 to December 31, 2009 . . . . . . . . . . . F-5
Statement of Cash Flows for the Cumulative Period from Inception,
Dec 29, 2006 to December 31, 2009. . . . . . . . . . . . . . . . . F-6
Notes to Financial Statement . . . . . . . . . . . . . . . . . . . F-7

                                  .F.

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To the Stockholders and Board of Directors of:
Race World International, Inc.

We have audited the accompanying balance sheets of Race World International, Inc. as at December 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

March 29, 2010






                                .F-2.

                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2009






Race World International, Inc.
(a development stage company)

Balance Sheet
                                        As At         As At
                                     December 31   December 31
                                         2009         2008
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
CURRENT
     Cash                               $   1,874        $  24,194
     Other current assets
          Prepaid Expenses                      -            5,833
          Refundable Taxes                  5,088            5,105
                                        ------------    -------------
Total Current Assets                        6,962           35,132


PROPERTY AND EQUIPMENT (Note 3)
     Race Vehicle                          90,125           90,250
                                        ------------    -------------
Total Assets                            $  90,087        $ 125,382
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  38,565        $  20,708
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     46,200,000 shares       46,200           46,200
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Additional paid-in capital           215,631          215,631
     Deficit accumulated during the
     development stage                   (203,309)        (157,157)
                                        ------------    -------------
Total stockholders' equity                 58,522          104,674
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $  97,087        $ 125,382
                                        ============    =============

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTORS:

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director


/s/Leigh Anderson
-----------------
Leigh Anderson

Director


                                   .F-3.
<PAGE


Race World International, Inc.
(a development stage company)

Statements of Operations


                      For the Year    For the Year    For the Year	Period From
                         Ended           Ended           Ended          Dec 29, 2006
                      Dec 31, 2009    Dec 31, 2008    Dec 31, 2007     (inception) to
                                                                        Dec 31, 2009
-------------------------------------------------------------------------------------


REVENUE
Interest Revenue       $      64      $   6,816        $    4,612       $  11,492
Operating Revenue          2,581        -                 -                 2,581
                       -------------  ------------    --------------   --------------
Total Revenue          $   2,645      $   6,816        $    4,612          14,073
                       =============  ============    ==============   ==============

EXPENSES
     Advertising
       & Promotion           238         20,148               375          20,761
     Bank fees               312            349                82             744
     Depreciation            125          4,750           -                 4,875
     Foreign Currency
       Loss/(Gain)          (700)         5,071           -                 4,371
     Listing and Share
       Transfer fees      23,330         12,344               234          35,908
     Management fees       7,342         45,360           -                52,702
     Professional fees    15,189         37,181            25,429          77,798
     Rent                  2,564         10,375           -                12,939
     Travel                  397          6,887           -                 7,284
                       -------------  -------------    --------------   --------------
Total Expenses            48,797        142,465            26,120         217,382
                       -------------  -------------    --------------   --------------

NET LOSS               $ (46,152)     $(135,649)        $ (21,508)      $(203,309)
                       =============  =============    ==============   ==============

Loss per share         $      (0.00)  $      (0.00)     $       (0.00)  $      (0.00)
  (Note 2(g))          =============  =============    ==============   ==============

Weighted average
number of shares
outstanding             46,200,000      46,010,137       30,036,438       40,715,209
                       =============  =============    ==============   ==============

--------------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                    .F-4.

Race World International, Inc.
(a development stage company)

Statement of Stockholders' Equity

For the Period from Dec 29, 2006 (inception) to December 31, 2009


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800    $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131    $  -           $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Issue of Common   300,000      300     29,700         -            30,000
Stock for cash

Net loss for
Period            -          -        -          (135,649)       (135,649)
                ---------  --------- ---------- --------------- -------------

Balance        46,200,000  $46,200  $ 215,631   $(157,157)      $ 104,674
December 31,
2008

Net loss for
Period            -          -        -           (46,152)        (46,152)
                ---------  --------- ---------- --------------- -------------



Balance
December 31,
2009           46,200,000  $46,200  $ 215,631   $(203,309)      $  58,522
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-5.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows

                      For the Year   For the Year   For the Year    Period from
                         Ended          Ended          Ended        Dec 29,2006
                       Dec 31,2009    Dec 31,2008    Dec 31, 2007   (inception) to
                                                                    Dec 31, 2009

----------------------------------------------------------------------------------



CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (46,152)      $(135,649)     $ (21,508)     $ (203,309)

  Adjustments for items
  not affecting cash:

  Depreciation               125           4,750          -               4,875

  Decrease (Increase)
  in prepaid expenses
  and accrued assets       5,833             (833)        (5,000)        -

  Increase (Decrease)
  in accounts payable
  and accrued
  liabilities             17,857            4,145         16,563         38,565

  Increase in accrued
  interest receivable         -               512           (512)         -

  Decrease (Increase)
  in Refundable
  Taxes                       17         (5,105)         -               (5,088)
                       -----------    ----------      -----------   --------------
                         (22,320)      (132,180)        (10,457)       (164,957)
                       ===========    ==========      ===========   ==============

INVESTING ACTIVITIES
     Promissory note
     receivable            -            100,000         (195,000)       (95,000)

                       ===========    ==========      ===========   ==============


FINANCING ACTIVITIES
     Common stock
     issued for cash:      -             30,000          231,831         261,831
                       -----------    ----------      -----------   --------------
INCREASE
(DECREASE) IN CASH       (22,320)        (2,180)          26,374           1,874

CASH, beginning           24,194         26,374          -                -
                       -----------    ----------      -----------   --------------
CASH, ending           $   1,874      $  24,194      $    26,374     $     1,874
                       ===========    ==========      ===========   ==============


SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -            $    -
     Income taxes      $ -            $ -             $ -            $    -

Non-cash events:
     Promissory note
     receivable        $ -            $  95,000       $ -            $    95,000
     Purchase of
     property &
     equipment         $ -            $ (95,000)      $ -            $   (95,000)
----------------------------------------------------------------------------------







The accompanying notes are an integral part of these financial statements.

                                  .F-6.

RACE WORLD INTERNATIONAL, INC.
(a development stage company)

DECEMBER 31, 2009


1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on Dec 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of December 31, 2008, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

During 2009, the company revised the estimated residual value of its heritage race vehichle and current year depreciation has been revised accordingly


        e .Financial instruments

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

h. Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 168 ("SFAS No. 168"), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company's financial statements.


FASB ASC Topic 260, "Earnings Per Share." On January 1, 2009, the company adopted new authoritative accounting guidance under FASB ASC Topic 260, "Earnings Per Share," which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid)are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, "Investments - Debt and Equity Securities." New Authoritative accounting guidance under ASC Topic 320, "Investments - Debt and Equity Securities," (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not have a material impact on the company's financial statements.

FASB ASC Topic 805, "Business Combinations." On January 1, 2009, new Authoritative accounting guidance under ASC Topic 805, "Business Combinations," became applicable to the company's accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies." Under ASC Topic 805, the requirements of ASC
Topic 420, "Exit or Disposal Cost Obligations," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case ,nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, "Contingencies."


FASB ASC Topic 810, "Consolidation." New authoritative accounting guidance under ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. The new authoritative accounting guidance under ASC Topic 810 is effective October 1, 2009 and is not expected to have a significant impact on the company's financial statements.

FASB ASC Topic 820, "Fair Value Measurements and Disclosures." New authoritative accounting guidance under ASC Topic 820,"Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The company adopted the new authoritative accounting guidance under ASC Topic 820 in 2009. Adoption of the new guidance did not significantly impact the company's financial statements.

Further new authoritative accounting guidance (Accounting Standards Update
No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 will be effective for our financial statements beginning January 1, 2010 and is not expected to have a significant impact on the company's financial statements.

FASB ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825,"Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on the company's financial statements.

FASB ASC Topic 855, "Subsequent Events." New authoritative accounting guidance under ASC Topic 855, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 did not have a significant impact on the company's financial statements.

3.Property and Equipment

2009        2008
                               -------         --------
   Race Vehicle               $ 95,000        $ 95,000
   Accumulated Depreciation     (4,875)         (4,750)
                               -------         --------
                              $ 90,125        $ 90,250
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


5.RELATED PARTY TRANSACTIONS

a.Included in accounts payable and accrued liabilities are (2009 - $19,718 ; 2008 - $4,247) owing to the president of the Company.

b.On January 1, 2008 a management agreement was entered into with JPI, a company controlled by the wife of the company president, and all management fees (2009 - 7,342; 2008 - $45,360) relate to this agreement. Management fees for July 2009 to December 2009 have been waived.

c.JPI owned and operated a Formula Atlantic Racecar on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and September 2008. Advertising fees (2009 - $238; 2008 - $19,962) relate to the team car. Travel costs (2009 - Nil; 2008 - $6,887) relate to these trips.

d.On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as all spare parts, tools and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.

e.Professional fees include amounts attributed to S N Ventures Inc. 2009- $2,171; 2008 - $20,353), a company controlled by the Treasurer.

f.Rental charges are paid on a month-to-month basis to JPI (2009 - $2,564; 2008- $10,375). Rental charges for July 2009 to December 2009 have been waived.

g.Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2009 - $10,542; 2008 - $4,473), a company controlled by the Treasurer's brother.
h.All operating revenues are attributed to rental fees of the Racecar to JPI (2009 - $2,581; 2008 - Nil).




6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                  December 31,2009
       Property and equipment                               $ 16,796
       Operating loss carry-forwards                          67,467
       Valuation allowance                                   (84,263)
----------------------------------------------------------------------------
Net Deferred tax asset                                      $ -
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

The Company has computed its 2009 operating loss carry-forwards for income tax purposes to be $247,834.
                                 .F-7.

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



               PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about our executive officers, Key employees and directors as of December 31,2009.


---------------------------- --------------- ---------------------------
NAME                          AGE              Position
---------------------------- --------------- ---------------------------
Evan Williams                  63              President
Solomon Nordine                29              Treasurer
Leigh Anderson                 70              Secretary
David Williams                 56              Manager of Construction
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



	Item 10 EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our Chief Executive Officers and our other executive employees as of December 31, 2009.

                    Summary Compensation Table
-----------------------------------------------------------------------------
                                               Long - Term
                            Annual             Compensation
                            Compensation       Awards
                                               Securities
Name and Principal                             Underlying     All Other
Position             Year   Salary     Bonus   Options (#)    Compensation
------------------- ------ --------- -------- -------------- --------------
Evan Williams        2009    $ 0       $ 0        0            $ 0
President
Solomon Nordine      2009    $ 0       $ 0        0            $ 0
Treasurer
Leigh Anderson       2009    $ 0       $ 0        0            $ 0
Secretary
David Williams       2009    $ 0       $ 0        0            $ 0
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



	Item 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2009 information regarding the beneficial ownership of our common stock by each person we know to own five percent or more of the outstanding shares, by each of the directors, and officers. As of December 31, 2009, there were 46,200,000 shares of our common stock outstanding.

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

----------------------------------------------------------
Name and Address   Number of Shares   Percentage of Shares
Of Beneficial      Beneficially Owned
Owner
------------------ ------------------ --------------------
Evan Williams       14,000,000           30.30%
968 - 240 St.
Langley, BC
Canada, V2Z 2Y3
Solomon Nordine      4,400,000           9.52%
542 264 th Street
Aldergrove, B.C.
Canada, V4W 2M1
Leigh Anderson         300,000            .65%
17316 Hillview Pl.
Surrey, BC
Canada
David Williams       1,000,000           2.16%
565 West 24th St.
N. Vancouver, BC
V7M 2E2
Timothy Baker        4,000,000           8.65%
9862 119A Street
Surrey, BC
V3V 4B2

------------------ ------------------- --------------------

Percentage ownership is based on 46,200,000 shares of Common Stock outstanding as of December 31, 2009.

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

32.2 Certification by Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


     Notes

(1) Incorporated by reference to the Company's Registration Statement on Form S-1/A filed with the SEC on July 7, 2008.


          Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

The aggregate fees billable to us by UHY LDMB Advisors Inc. during 2009 for the audit of our annual financial statements for the fiscal year totaled $6,250.

     Audit-Related Fees

We incurred assurance and audit-related fees during 2009 of $9,656 to UHY LDMB Advisors Inc. in connection with the audit of the financial statements of Race World International, Inc. from June 7, 2006 (Inception) through December 31, 2009 and for the reviews of registration statements and issuance of related consents and assistance with SEC comment letters.

     Tax Fees

We incurred fees of $0 billed to us by UHY LDMB Advisors Inc. for services rendered to us for tax compliance, tax advice, or tax planning for the fiscal year ended December 31, 2009.

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

Date: March 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   March 29, 2010
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   March 29, 2010
-------------------   Treasurer, Director
Solomon Nordine

/s/Leigh Anderson
-----------------     Secretary, Director        March 29, 2010
Leigh Anderson

