Form 10-Q
period 2010-03-31
Race World International, Inc.
filed 2010-05-14
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 13, 2010 the Issuer had 46,200,000 shares of common stock issued and outstanding.

-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of March 31, 2010 and December 31, 2009 . . . . . . . . F-1
Statements of Operations for the Three Months Ended March 31, 2010
and March 31, 2009 and from Inception (Dec 29,2006) to
March 31, 2010. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . F-3
Statements of Cash Flows for the Three Months Ended March 31, 2010
and March 31, 2009 and from Inception(Dec 29, 2006) to
March 31, 2010. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . F-5

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

                            MARCH 31, 2010






Race World International, Inc.
(a development stage company)

Balance Sheet
                                        As At         As At
                                       March 31    December 31
                                         2010         2009
                                      (UNAUDITED)   (AUDITED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
CURRENT
     Cash                               $      78        $   1,874
     Other current assets
          Prepaid Expenses                  -                -
          Refundable Taxes                  6,665            5,088
                                        ------------    -------------
Total Current Assets                        6,743            6,962


PROPERTY AND EQUIPMENT (Note 3)
     Race Vehicle                          89,312           90,125
                                        ------------    -------------
Total Assets                            $  96,055        $  97,087
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
Current
     Accounts payable and               $  76,859        $  38,565
     accrued liabilities                ------------    -------------

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY (Note 4)
---------------------------------------------------------------------
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     46,200,000 shares       46,200           46,200
     Additional paid-in capital           215,631          215,631
     Deficit accumulated during the
     development stage                   (242,635)        (203,309)
                                        ------------    -------------
Total stockholders' equity                 19,196           58,522
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $  96,055        $  97,087
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

/s/Evan Williams
----------------
Evan William
Director


/s/ Solomon Nordine
-------------------
Solomon Nordine
Director

                                    .F-1.
<PAGE


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   Period From
                      Months Ended     Months Ended    Dec 29, 2006
                      March 31, 2010   March 31, 2009  (inception) to
                                                       March 31, 2010
----------------------------------------------------------------------
REVENUE
Interest Revenue       $ -            $      16        $   11,492
Operating Revenue        -              -                   2,581
                       -------------  -------------   ---------------
Total Revenue            -                   16            14,073
                       =============  =============   ===============

EXPENSES
     Advertising
       & Promotion            70            238            20,831
     Bank Charges             89             95               833
     Depreciation            813          2,375             5,688
     Foreign Currency
       Loss                  221            676             4,592
     Listing and Share
       Transfer fees       6,272          7,703            42,180
     Management fees      14,770          4,761            67,471
     Professional fees    15,614          3,780            93,413
     Rent                  1,477          1,274            14,416
     Travel              -                  397             7,284
                       -------------  -------------    --------------
Total Expenses            39,326         21,299           256,708
                       =============  =============    ==============

NET LOSS               $ (39,326)     $ (21,283)        $(242,635)
                       =============  =============    ==============

Loss per share         $      (0.00)  $      (0.00)     $       (0.01)
  (Note 2(f))          =============  =============    ==============

Weighted average
number of shares
outstanding             46,200,000     46,200,000       41,130,724
                       =============  =============    ==============

----------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

                                    .F-2.

Race World International, Inc.
(a development stage company)

Statement of Stockholders? Equity
(Unaudited)

For the Period from Dec 29, 2006 (inception) to March 31, 2010


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $ 19,700  $ 78,800  $  -            $ 98,500
Stock for cash
On organization
Of the Company

Issue of Common 26,200,000  $ 26,200  $ 107,131 $  -            $133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $(21,508)

                ---------  -------- ----------- --------------- -------------
Balance        45,900,000  $45,900  $ 185,931   $ (21,508)      $ 210,323
December 31,
2007

Issue of Common   300,000      300     29,700         -            30,000
Stock for cash

Net loss for
Period            -          -        -          (135,649)       (135,649)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008           46,200,000  $46,200  $ 215,631   $(157,157)      $ 104,674

Net Loss for
Period            -          -        -           (46,152)        (46,152)
                ---------  -------- ----------- --------------- -------------

Balance
December 31,
2009           46,200,000  $46,200  $ 215,631   $(203,309)      $  58,522

Net Loss for
Period            -          -        -           (39,326)        (39,326)
                ---------  -------- ----------- --------------- -------------


Balance
March 31,
2010          46,200,000   $46,200  $ 215,631   $ (242,635)      $ 19,196
               ==========  ======== =========== =============== =============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   Period from
                      Months Ended   Months Ended    Dec 29,2006
                      March 31,2010  March 31, 2009  (inception) to
                                                     March 31, 2010

--------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (39,326)     $(21,283)     $  (242,635)

  Adjustments for
  Items not affecting
  Cash:
    Depreciation             813         2,375            5,688

  Changes in Operating
  Assets and Liabilities:

  Decrease (Increase)
   in prepaid expenses
   and accrued assets        -           2,500            -

  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            38,293        14,086           76,859

  Increase in Refundable
   Taxes                  (1,576)         (934)          (6,665)
                       -----------    ----------      -----------
                          (1,796)       (3,256)        (166,753)
                       ===========    ==========      ===========

INVESTING ACTIVITIES
     Promissory note
     receivable
      (Note 3)               -          -               (95,000)
                       -----------    ----------      -----------



FINANCING ACTIVITIES
     Common stock
     issued for cash:        -          -               261,831
                       -----------    ----------      -----------
INCREASE
(DECREASE) IN CASH        (1,796)        (3,256)             78

CASH, beginning            1,874         24,194           -
                       -----------    ----------      -----------
CASH, ending           $      78      $  20,938      $       78
                       ===========    ==========      ===========


SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $ -            $ -             $ -
     Income taxes      $ -            $ -             $ -

Non-cash events:
     Promissory note
       receivable      $ -            $ -             $  95,000
     Purchase of
       property and
       equipment       $ -            $ -             $ (95,000)

---------------------------------------------------------------------







The accompanying notes are an integral part of these financial statements.

                                  .F-4.

RACE WORLD INTERNATIONAL, INC.
(a development stage company)

MARCH 31, 2010

1.ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The company was incorporated under the laws of the State of Nevada on December 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of March 31, 2010, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below:

a)Cash and cash equivalents

The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchases of three months or less to be cash equivalents.

b)Revenue recognition

Revenue is recognized on the sale and transfer of goods and services.

c)Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denomination monetary items are included in the statement of operations.

d)Property and equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

             Asset            Rate

         Race Vehicle       10 years

The cost of maintenance and repairs are expensed as incurred.

During 2009 the company revised the estimated residual value of its heritage race vehicle and current year depreciation has been revised accordingly.
e)Financial instruments

The Company's financial instruments consist of cash, refundable taxes, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant interest, currency or credit risks on the financial instruments included in these financial statements. The fair market values of these financial instruments approximate their carrying values.

f)Income taxes

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

g)Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

h)Recent accounting pronouncements

New authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset,
(ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 is effective for our financial statements beginning January 1, 2010 and is not expected to have a significant impact on the company's financial statements.












3.   PROPERTY AND EQUIPMENT

                                                    2010        2009
                                                  ---------   ---------
Race Vehicle                                      $ 95,000    $ 95,000
Accumulated Depreciation                            (5,688)     (4,875)
                                                  ---------   ---------
                                                  $ 89,312    $ 90,125
                                                  =========   =========

The company does not carry storage or operating insurance on the Race
Vehicle.

4.STOCKHOLDER'S EQUITY

Common stock offering:

On December 29, 2006, the Company completed a private placement offering of 19,700,000 common shares to its officers and directors for $98,500.

On August 9, 2007, the Company completed a private placement offering of 26,200,000 common shares to its remaining founders for $133,331.

On August 19, 2008, the Company completed a private placement offering of 300,000 common shares to new subscribers for net proceeds of $30,000.


5.RELATED PARTY TRANSACTIONS

a)Included in accounts payable and accrued liabilities are (2010 -
$31,316 ; 2009 - $19,718) owing to the president of the Company.
b)On January 1, 2008 a management agreement was entered into with JPI, a company controlled by the wife of the company president, and all management fees (2010 - $14,770; 2009 - $4,761) relate to this agreement. Management fees for July 2009 to December 2009 have been waived.
c)JPI owned and operated a Formula Atlantic Race car on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and September 2008. Advertising fees (2010 - Nil; 2009 - $238) relate to the team car.
d)On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as all spare parts, tools and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.
e)Professional fees include amounts attributed to S N Ventures Inc. (2010 - $12,037; 2009 - $881), a company controlled by the Treasurer.
f)Rental charges are paid on a month-to-month basis to JPI (2010 - $1,477; 2009- $1,274). Rental charges for July 2009 to December 2009 have been waived.
g)Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2010 - $2,905; 2009 - $2,381), a company controlled by the Treasurer's brother.


6.INCOME TAXES

Deferred tax assets and liabilities:

Deferred tax assets (liabilities):                      MARCH 31, 2010
------------------------------------------------------------------------
    Property and equipment                                  $ (14,862)
    Operating loss carry-forwards                              97,358
    Valuation allowance                                       (82,496)
------------------------------------------------------------------------
Net deferred tax asset                                      $      -
========================================================================

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

Description of Business:

History and Development

Race World International, Inc. was incorporated pursuant to the laws of the State of Nevada on December 29, 2006 under the name Race World International, Inc. Race World has been formed to develop and operate a motor sports theme park.

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

                                 .6.

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

Club Houses

Each division of motor sports will have a type specific Club House. The size and specifications will be dependent on expected spectator and customer use. A full range of accessories and services will be available. We anticipate each form of racing will generate specific needs in terms of equipment and special skills by staff.



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

PROPOSED FUTURE FACILITIES

RWI would like to offer the following services and facilities within its motor sports theme park at some time after June 2011 when operations have commenced. No financing is currently available for the following facilities. We intend leasing land for these purposes to interested parties. The Lessee will be required to supply financing for the cost of construction of the facilities and other necessary capital expenditures and improvements.


Restaurants & Stores

Several will be offered. We anticipate RWI will provide long-term land leases and specific building requirements for lease operators.

Hotel

Full service accommodation will be planned for the future. Again, RWI would supply the land for long-term lease.

Residential

Rental accommodation will be planned for the future.

Commercial

Leased office and workshop buildings will be built in the future for motor sport related companies.


We anticipate our theme park complex will offer a wide range of activities. Rentals including automotive and related accessories, track rentals, entertainment, support services, and accommodations will also be offered. We have also presented in this report a brief overview of our future development intentions. Any potential investor taking part is cautioned that our motor sports theme park may not be feasible. Any potential investor is asked to read our list of risk factors. We will strive to establish long-term business relationships within the race community.

There have been no public announcements of our development plans. We consider it prudent, for the present time, to proceed with our research as discreetly and privately as possible while evaluating the land we wish to purchase. We will have no operating income until we have completed Phase 3 and 4 funding and successfully developed our motor sports theme park. We will commence operations as soon as Phase 4 construction is complete.

                                 .8.


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


THE MARKET

RWI intends to offer our race enthusiast a geographically unique motor sports adventure. Las Vegas has approximately 700,000 tourist's visits per month and RWI will target initially 6,000 (0.0085%) tourists per month to its site.

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

COMPETITION

RWI intends to offer motor sports adventures to the tourist market that are presently only available in a limited or spasmodic manner. As previously mentioned, there are no daily continuous competitive facilities in the Las Vegas area. The one established complex nearby (Las Vegas Speedway) does not cater to any of the motor sport activities that RWI will offer and conversely, RWI does not intend to compete in any of the areas that the speedway has traditionally offered. See "Risk Factors" for a discussion of potential future competition.

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

                                 .9.

Should financing become available we will attempt to lease property suitable for our use.



GOVERNMENTAL REGULATIONS

We are not aware of any existing or probable governmental regulations, which will have a material negative effect on our business.

Currently, we do not meet the classification of an "Investment Company" as that term is defined in the Investment Company Act of 1940 because we do not hold securities that would comprise 40 percent of our total assets. We will continue to monitor that "securities component" level of forty (40%) percent to ensure that we never fall under that classification. In the event that we ever approach the "Investment Company" threshold, we will re-evaluate our policies and investment structure.

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


Period Ended March 31, 2010:

We will not have operating revenues until our motor sports theme park has been funded, constructed, and becomes operational.


During the last three months, we have focused on the following:

1.  We have continued to update our business plan.

2.  We have continued to update our internet website.


3. Our Chief Executive Officer, Evan Williams, has continued to speak with Business contacts, marketing agents, and realtors. Additional information was received and delivered respecting our motor sports theme park. We continue our negotiations for a partially pre-paid lease on 1500 acres of land in Nevada.

4. We have continued engineering and racetrack design studies to ensure the suitability of any future land acquisition.

Comparison of Three Month Periods Ended March 31, 2010, and March 31,
2009

The major changes in specific accounts in our operating statement for the three-month period ended March 31, 2010 as compared to the previous three month period ended March 31, 2009 are as follows:


Revenue

There was no operating revenue for the three month period ended March 31, 2010, or for the three months ended March 31, 2009.

Expenses

Advertising and promotion costs of $70 were incurred during the three months ended March 31, 2010. Advertising and promotional costs of $238 were paid for the three months ended March 31, 2009.

Depreciation of $813 was incurred during this three month period.
Depreciation of 2,375 was incurred during the three months ending March 31, 2009. Listing and share transfer fees of $6,272 were also incurred in the three months ended March 31, 2010. Listing and share transfer fees of $7,703 were paid during the three months ending March 31, 2009.

Management fees incurred during the three months ended March 31, 2010 were $14,770. Management fees of $4,761 were paid for the three months ended March 31, 2009.

Rental fees paid during the three-month period ended March
31, 2010 were $1,477. No travel costs were incurred during this period. During the three months ended March 31, 2009, travel costs of $397 and rent of $1,274 were paid.

The net loss for the three month period ended March 31, 2010 was $39,326 or $0.0008512 per share compared to a loss of $21,283 for the three months ended March 31, 2009 an increase of $18,043.






                                  .10.

Off-Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations:

We have no contractual obligations.

LIQUIDITY AND CAPITAL RESOURCES:

Liquidity is the ability to meet current and future financial obligations of a short-term nature. We have no operating history. We require additional capital to advance our motor sports theme park and business operations. We do not have enough cash available to satisfy our requirements during the next twelve months.

As a result, management will have to sell it's race car or will be dependent on securing debt financing or issuing additional share capital to proceed to operations. Depending on market conditions, we may be required to pay high
rates of interest on such loans.   There can be no assurance, however, that
we will be successful.

Operational Matters:

Over the next twelve months, we will continue efforts to secure financing for Phases 3 and 4. Specifically we will pursue funding that will enable us to lease land that may be suitable for our motor sports theme park. Also, we will pursue funding for the construction of the racetracks and buildings.

                              .11.

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

In addition to the other information set forth in this report, you should carefully consider the "Risk Factors" in the Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.








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


OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the capital costs of our motor sports theme park, our ability to operate efficiently, consumer spending, successful implementation of our marketing plan, the competitive environment within our industry, the ability to initiate and expand our operations, the level of costs incurred in connection with our expansion efforts, economic conditions and the financial strength of our customers and suppliers. See Risk Factors for a thorough discussion of potential risks.



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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

Evaluation of disclosure controls and procedures. As of March 31, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

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

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2010.

SIGNATURES


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                TITLE                  DATE

/s/ Evan Williams     Chief Executive Officer,   May 13, 2010
-----------------     President, Director
Evan Williams

/s/ Solomon Nordine   Chief Financial Officer,   May 13, 2010
-------------------   Treasurer, Director
Solomon Nordine

                                 .14.