Form 10-Q
period 2010-06-30
Race World International, Inc.
filed 2010-08-20
CIK 1415736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-53909

RACE WORLD INTERNATIONAL, INC.

(Name of Small Business Issuer in its charter)

Nevada	20-872068
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

252 Dongen East Street Kuiwen District, Weifang, Shandong, China	261041
(Address of principal executive offices)	(Zip Code)

15906367765

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☑     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2010 the registrant had 46,200,000 shares of common stock outstanding.

Race World International, Inc.

PART I - FINANCIAL INFORMATION

Race World International Inc.
(A Development Stage Company)

June 30, 2010

Index
Balance Sheet (Unaudited)	F-1

Statement of Operations and Other Comprehensive Loss (Unaudited)	F-2

Statement of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Financial Statements	F-4

Race World International Inc.

(A Development Stage Company)

Balance Sheet

(Unaudited)

	AS AT JUNE 30, 2010	AS AT DECEMBER 31, 2009 (RECLASSIFIED)
ASSETS

CURRENT
Cash	$ 324,204	$ 1,874
Other Current Assets
Refundable Taxes	4,002	5,088
Totlal Current Assets	328,206	6,962
PROPERTY AND EQUIPMENT (Note 3)
Race Vehicle	88,500	90,125
Total Assets	$ 416,706	$ 97,087

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ 51,135	$ 18,847
Due to Shareholders (Note 5(g))	385,787	19,718
Total Liabilities	$ 436,922	$ 38,565

STOCKHOLDERS' EQUITY (Note 4)

Preferred Stock, $.001 par value
Authorized: 20,000,000 shares
Issued: Nil
Common Stock, $.001 par value
Authorized: 200,000,000 shares
Issued: 46,200,000 shares	46,200	46,200
Additional paid-in capital	215,631	215,631
Deficit accumulated during the development stage	(282,047)	(203,309)
Total Stockholders' Equity	(20,216)	58,522
Total Liabilities and Stockholders' Equity	(416,706)	97,087

Going Concern (Note 1)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Race World International Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Period From Dec 29, 2006 (inception) To June 30, 2010
REVENUE
Interest revenue	$ -	$ 5	$ -	$ 21	$ 11,492
Operating revenue	-	2,581	-	2,581	2,581
Total Revenue	-	2,586	-	2,602	14,073

EXPENSES
Advertising	110	-	180	238	20,941
Bank fees	90	64	179	160	921
Courier	159	,	159	-	159
Depreciation	813	2,375	1,625	4,750	6,500
Foreign Currency
Loss/(Gain)	(2,947)	(1,578)	(2,729)	(901)	1,645
Listing and Share
Transfer fees	3,166	7,201	9,439	14,903	45,347
Management fees	23,626	2,581	38,396	7,342	91,098
Professional fees	12,977	2,371	28,592	6,151	106,391
Rent	1,418	1,290	2,894	2,564	15,834
Travel	-	-	-	397	7,284
Total Expenses	39,412	14,304	78,738	35,604	296,120

NET LOSS	$ (39,412)	$ (11,718)	$ (78,738)	$ (33,002)	$ (282,047)

Loss per share (Note 2(f))	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number
of shares outstanding	46,200,000	46,200,000	46,200,000	46,200,000	41,491,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Race World International Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

	Common Stock			Deficit	Total
	Number Of shares	Amount	Additional Paid-in Capital	Accumulated During Developmental Stage	Stockholders’s Equity
Issue of common stock for cash on organization of the Company	19,700,000	$ 19,700	$ 78,800	$ -	$ 98,500
Issue of common stock for cash	26,200,000	26,200	107,131	-	133,331
Net loss for the period	-	-	-	(21,508)	(21,508)
Balance December 31, 2007	45,900,000	$ 45,900	$ 185,931	$ (21,508)	$ 210,323
Issue of common stock for cash	300,000	300	29,700	-	30,000
Net loss for the period	-	-	-	(135,649)	(135,649)
Balance December 31, 2008	46,200,000	$ 46,200	$ 215,631	$ (157,157)	$ 104,674
Net loss for the period	-	-	-	(46,152)	(46,152)
Balance December 31, 2009	46,200,000	$ 46,200	$ 215,631	$ (203,309)	$ 58,522
Net loss for the period	-	-	-	(78,738)	(78,738)
Balance June 30, 2010	46,200,000	$ 46,200	$ 215,631	$ (282,047)	$ (20,216)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Race World International Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Period From Dec 29, 2006 (inception) To June 30, 2010
CASH FLOWS (USED IN) PROVIDED BY:

OPERATING ACTIVITIES	$ (39,412)	$ (11,718)	$ (78,738)	$ (33,002)	$ (282,047)
Net Loss
Adjustments from items not affecting cash:
Depreciation	813	2,375	1,625	4,750	6,500
Decrease (Increase) in prepaid expenses and accrued assets	-	2,500	-	5,000	-
Increase (Decrease) in accounts payable and accrued liabilities	5,592	(1,777)	32,288	12,310	51,135
Increase in accrued interest receivable	-	-	-	-	-
Decrease (Increase) in refundable taxes	2,663	1,380	1,087	446	(4,001)
	(30,344)	(7,240)	(43,738)	(10,496)	(228,413)
INVESTING ACTIVITIES
Promissory note receivable (Note 3)	-	-	-	-	(95,000)
FINANCING ACTIVITIES
Common stock issued for cash:	-	-	-	-	261,831
Due to Shareholders	354,471	-	366,069	-	385,787
	354,471	-	366,069	-	647,618
INCREASE (DECREASE) IN CASH	324,127	(7,240)	322,331	(10,496)	324,205
CASH, beginning	78	20,938	1,874	24,194	-
CASH, ending	$ 324,205	13,698	324,205	13,698	324,205

SUPPLEMENTAL INFORMATION
Cash paid during the year to:
Interest	$ -		$ -		$ -
Income taxes	$ -		$ -		$ -
Non-cash events:
Promissory note receivable	$ -		$ -		$ 95,000
Purchase of property and equipment	$ -		$ -		$ (95,000)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Race World International Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

JUNE 30, 2010

1.                   ORGANIZATION ANDDEVELOPMENT STAGE ACTIVITIES

The company was incorporated under the laws of the State of Nevada on December 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world.As of June 30, 2010, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management’s plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

2.                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. Because a precise determination of many assets and liabilities is dependent on future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below:

(a)     Cash and cash equivalents

The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchases of three months or less to be cash equivalents.

(b)     Revenue recognition

                Revenue is recognized on the sale and transfer of goods and services.

(c)     Foreign currencies

The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denomination monetary items are included in the statement of operations.

(d)     Property and equipment

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

Race World International Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

JUNE 30, 2010

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(a)     Financial instruments

The Company’s financial instruments consist of cash, refundable taxes, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant interest, currency or credit risks on the financial instruments included in these financial statements.  The fair market values of these financial instruments approximate their carrying values.

(b)     Income taxes

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

(c)     Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

(d)     Recent accounting pronouncements

New authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach.  The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The new authoritative accounting guidance under ASC Topic 820 is effective for our financial statements beginning January 1, 2010 and is not expected to have a significant impact on the company’s financial statements.

Race World International Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

JUNE 30, 2010

3.               PROPERTY AND EQUIPMENT

	2010	2009
Race Vehicle	$95,000	$ 95,000
Accumulated Depreciation	(6,500)	(4,750)
	$88,500	$ 90,250

          The company does not carry storage or operating insurance on the Race Vehicle.

4.              STOCKHOLDER’S EQUITY

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

5.                RELATED PARTY TRANSACTIONS

    On January 1, 2008 a management agreement was entered into with JPI, a company controlled by the wife of the company president, and all management fees (2010 – $38,396; 2009 - $7,342) relate to this agreement.  Management fees for July 2009 to December 2009 have been waived.
    JPI owned and operated a Formula Atlantic Racecar on behalf of RWI for advertising purposes.  The RWI team car was entered into five races between April and September 2008.  Advertising fees (2010 – Nil; 2009 – $238) relate to the team car.
    On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as all spare parts, tools and the paddock support vehicle for a total of $95,000.  The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.
    Professional fees include amounts attributed to S N Ventures Inc. (2010 - $23,690; 2009 - $2,171), a company controlled by the Treasurer.
    Rental charges are paid on a month-to-month basis to JPI (2010 - $2,894; 2009 - $2,564).  Rental charges for July 2009 to December 2009 have been waived.
    Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2010 - $5,680; 2009 - $4,944), a company controlled by the Treasurer’s brother.
    The amounts due to shareholders are unsecured, non-interest bearing, with no fixed terms of prepayment.

Race World International Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

JUNE 30, 2010

6.             INCOME TAXES

                Deferred tax assets and liabilities:

                Deferred tax assets (liabilities):

JUNE 30, 2010
Property and equipment	$ (19,897)
Operating loss carry-forwards	115,793
Valuation allowance	(95,896)

                Net deferred tax asset                                                                                                         $            -

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

7.               SUBSEQUENT EVENTS

On July 14, 2010 the race car and support equipment was sold to Buzan Electrical Consultants (2003) Ltd., a company owned by the President.  The shareholder’s loan to the former President and trade account payable to JPI Project Management Inc. were satisfied as non-cash transactions for this purchase.

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on December 29, 2006 under the name Race World International, Inc. Race World was formed to develop and operate a motorsports theme park.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $324,204 and a working capital deficiency of $108,716.  As of June 30, 2010 our accumulated deficit was $282,047.  For the six months ended June 30, 2010 our net loss was $78,738 compared to $33,002 during the same period in 2009.  This increase was due mostly to higher management and professional fees.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock.  During the six months ended June 30, 2010, we raised in net proceeds $366,069 through financing activities and our cash position increased by $322,331.

We used net cash of $43,738 in operating activities for the six months ended June 30, 2010 compared to net cash of $10,496 in operating activities for the same period in 2009.  We did not use any money in investing activities for the six months ended June 30, 2010 nor did we use any money for investing activities during the same period in 2009.

During the six months ended June 30, 2010 our monthly cash requirement was approximately $7,290, compared to approximately $1,749 for the same period in 2009.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and from inception to June 30, 2010.

Limited Revenues

Since our inception on December 29, 2006 to June 30, 2010, we have earned limited revenue of $14,073.  As of June 30, 2010, we have an accumulated deficit of $282,047 and we did not earn any revenues during the three months ending on June 30, 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $39,412 for the three months ended June 30, 2010, compared to a net loss of $11,718 for the same period in 2009.  This increase in net loss is mostly due to higher management and professional fees.  From inception on December 29, 2006 to June 30, 2010, we have incurred a net loss of $282,047.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2010, and $0.00 for the same period in 2009.

Expenses

Our total operating expenses increased from $14,304 to $39,412 for the three months ended June 30, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher management and professional fees.  Since our inception on December 29, 2006 to June 30, 2010, we have incurred total operating expenses of $296,120.

Our management fees increased $21,045 from $2,581 to $23,626 for the three months ended June 30, 2010 compared to the same period in 2009.  This increase was due to higher payments made to our management.  Since our inception on December 29, 2006 until June 30, 2010 we have spent $91,098 on management fees.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $10,606 to $12,977 for the three months ended June 30, 2010 from $2,371 for the same period in 2009, mainly due to increased legal and auditing services provided in the three month periods ended June 30, 2010.  Since our inception on December 29, 2006 until June 30, 2010 we have spent $106,391 on professional fees.

Our listing and share transfer fees decreased $4,035 from $7,201 to $3,166 for the three months ended June 30, 2010 compared to the same period in 2009.  Since our inception on December 29, 2006 until June 30, 2010 we have spent $45,347 on listing and share transfer fees.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2010, compared to $2,602 in revenues earned during the same period in 2009.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $78,738 for the six months ended June 30, 2010, compared to a net loss of $33,002 for the same period in 2009.  This increase in net loss is mostly due to higher management and professional fees.  Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2010, and $0.00 for the same period in 2009.

Expenses

Our total operating expenses increased from $78,738 to $35,604 for the six months ended June 30, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher management and professional fees.

Our management fees increased $31,054 from $7,342 to $38,396 for the six months ended June 30, 2010 compared to the same period in 2009.  This increase was largely due to higher payments made to our management.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $22,441 to $28,592 for the six months ended June 30, 2010 from $6,151 for the same period in 2009, mainly due to increased legal and auditing services provided in the six month periods ended June 30, 2010.

Our listing and share transfer fees decreased $5,464 from $14,903 to $9,439 for the six months ended June 30, 2010 compared to the same period in 2009.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures.

Not applicable.

ITEM 4T.  Control and Procedures.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of June 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of August 19, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

On July 14, 2010 we sold our race car and support equipment  to Buzan Electrical Consultants (2003) Ltd., a company owned by our former President.  The shareholder’s loan to the former President and trade account payable to JPI Project Management Inc. were satisfied as non-cash transactions for this purchase.

ITEM 6.  Exhibits.

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

RACE WORLD INTERNATIONAL, INC.
(REGISTRANT)

Date: August 19, 2010	/s/ Wang Shi Bin
Wang Shi Bin
President, Chief Executive Officer, Chief Financial Officer, Director
(Authorized Officer for Registrant)