Form 10-Q
period 2010-09-30
Race World International, Inc.
filed 2010-11-15
CIK 1415736

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              ---------------

                                FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                Act of 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

      [] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from           to
                                          -----------  -----------


                     Commission file number: 000-53909

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

                             ------------------

Issuer's telephone number, including area code: 15906367765

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

-----------------------------------------------------------------------



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

Indicate by check mark whether the registrant is a shell company (as
Defined in Rule 12b-2 of the Exchange Act).  [x] Yes    [ ] No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2010 the Issuer had 46,200,000 shares of common stock issued and outstanding.

-------------------------------------------------------------------------



                       RACE WORLD INTERNATIONAL, INC.

        FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                          TABLE OF CONTENTS

PART I

Item 1.  Financial Statements
Balance Sheets as of Sept 30, 2010 and December 31, 2009 . . . . . . . . F-1
Statements of Operations for the Three Months and Nine Months Ended Sept
30, 2010 and Sept 30, 2009 and from Inception (Dec 29,2006) to
Sept 30, 2010. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .F-2
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .F-3
Statements of Cash Flows for the Three Months and Nine Months Ended Sept
30, 2010 and Sept 30, 2009 and from Inception(Dec 29, 2006) to
Sept 30, 2010. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .F-5

Item 2. Management's Discussion and Analysis or Plan of Operation . .6
Item 3. Quantitative and Qualitative Disclosures about Market Risk. .8
Item 4. Controls and Procedures . . . . . . . . . . . . . . . . . . .8

PART II

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .10
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. .10
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . .10
Item 4. Submission of Matters to a Vote of Security Holders . . . . .10
Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . .10
Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .11

                     RACE WORLD INTERNATIONAL, INC.
                     (A Development Stage Company)
                         FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2010






Race World International, Inc.
(a development stage company)

Balance Sheet
                                        As At              As At
                                     September 30       December 31
                                         2010               2009
                                                       (RECLASSIFIED)
---------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------
CURRENT
     Cash                               $     -          $   1,874
     Other current assets
          Refundable Taxes                    368            5,088
                                        ------------    -------------
Total Current Assets                          368            6,962


PROPERTY AND EQUIPMENT (Note 3)
     Race Vehicle                             -             90,125
                                        ------------    -------------
Total Assets                            $     368        $  97,087
                                        ============    =============

---------------------------------------------------------------------
LIABILITIES
---------------------------------------------------------------------
CURRENT
     Accounts payable and               $  13,430        $  18,847
     accrued liabilities
     Due to Shareholders (Note5(g))       105,130		19,718
                                        ------------    -------------
Total liabilities                       $ 118,560        $  38,565
                                        ============    =============

---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
     Preferred stock,$.001 par value
       Authorized: 20,000,000 shares
       Issued:     Nil
     Common stock, $.001 par value
       Authorized: 200,000,000 shares
       Issued:     46,200,000 shares       46,200           46,200
     Additional paid-in capital           215,631          215,631
     Deficit accumulated during the
     development stage                   (380,023)        (203,309)
                                        ------------    -------------
Total stockholders' equity               (118,192)          58,522
                                        ------------    -------------

Total liabilities and stockholders'
Equity                                  $     368        $  97,087
                                        ============    =============

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these financial statements.

APPROVED BY THE DIRECTOR:

/s/Wang Shi Bin
----------------
Wang Shi Bin
Director


                                    .F-1.


Race World International, Inc.
(a development stage company)

Statements of Operations
(Unaudited)

                      For the Three    For the Three   For the Nine   For the Nine  Period From
                      Months Ended     Months Ended    Months Ended   Months Ended  Dec 29, 2006
                      Sept 30, 2010    Sept 30, 2009   Sept 30,2010   Sept 30,2009 (inception) to
                                                                                    Sept 30, 2010
--------------------------------------------------------------------------------------------------
REVENUE
Interest Revenue       $  -           $  -            $  -            $      21       $  11,492
Operating Revenue         -              -               -                2,581           2,581
                       -------------  -------------   ---------------  -------------  -------------
Total Revenue             -              -               -                2,602          14,073
                       ============================================================================

EXPENSES
     Advertising
       & Promotion        -              -                    180           238          20,941
     Bank Charges            127             66               305           225           1,048
     Courier                  98         -                    257        -                  257
     Depreciation            124          2,375             1,749         7,125           6,624
     Foreign Currency
       Loss/Gain           1,943         (1,111)             (782)       (2,012)          3,589
     Listing and Share
       Transfer fees       1,626          4,267            11,065        19,170          46,973
     Management fees       1,178         -                 39,574         7,342          92,276
     Professional fees    49,444          1,133            78,036         7,284         155,835
     Rent                 -              -                  2,894         2,564          15,834
     Travel               35,060         -                 35,060           397          42,343
                       -------------  -------------    --------------  -------------  -------------
Total Expenses            89,600          6,730           168,338        42,333         385,720
                       ============================================================================

Loss on Sale
of Race Vehicle            8,376         -                  8,376        -                8,376

NET LOSS               $ (97,976)     $  (6,730)        $(176,714)     $(39,731)     $ (380,023)
                       =============  =============    ==============  =============  =============

Loss per share         $      (0.00)  $      (0.00)     $      (0.00) $       (0.00)   $     (0.01)
  (Note 2(f))          =============  =============    ==============  =============  =============

Weighted average
number of shares
outstanding             46,200,000     46,200,000         46,200,000     46,200,000     41,807,367
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

For the Period from Dec 29, 2006 (inception) to September 30, 2010


-----------------------------------------------------------------------------

                    Common stock
                   --------------                Deficit Acc.   Total
                  Number    Amount  Additional   During Devel-  Stockholders
                Of Shares            Paid-in     opment Stage   Equity
                                     Capital
                ---------  -------- ----------- --------------- -------------
Issue of Common 19,700,000  $19,700  $ 78,800    $  -            $ 98,500
Stock for cash
on organization
of the Company

Issue of Common 26,200,000  $26,200  $107,131    $  -           $ 133,331
Stock for cash

Net loss for
Period            -          -        -         $ (21,508)      $ (21,508)

                ---------  -------- ----------- --------------- -------------
Balance         45,900,000  $45,900  $185,931   $ (21,508)      $ 210,323
December 31,
2007

Issue of Common   300,000      300     29,700         -            30,000
Stock for cash

Net loss for
Period            -          -        -          (135,649)       (135,649)
                ---------  --------- ---------- --------------- -------------

Balance
December 31,
2008            46,200,000  $46,200  $215,631   $(157,157)      $ 104,674

Net loss for
Period            -          -        -           (46,152)        (46,152)
               ----------  -------- ----------- --------------- -------------

Balance
December 31,
2009            46,200,000  $46,200  $215,631   $(203,309)      $  58,522

Net loss for
Period            -          -        -          (176,714)       (176,714)
                ----------  -------- ----------- --------------- ------------


Balance
September 30,
2010            46,200,000  $46,200  $215,631   $(380,023)      $(118,192)
                ==========  ======== =========== =============== ============



The accompanying notes are an integral part of these financial statements.

                                  .F-3.


Race World International, Inc.
(a development stage company)

Statement of Cash Flows
(Unaudited)

                      For the Three  For the Three   For the Nine For the Nine  Period from
                      Months Ended   Months Ended    Months Ended Months Ended  Dec 29,2006
                      Sept 30,2010   Sept 30, 2009   Sept 30,2010 Sept 30,2009 (inception) to
                                                                                Sept 30, 2010

----------------------------------------------------------------------------------------------


CASH FLOWS (USED IN)
PROVIDED BY:

OPERATING ACTIVITIES
  Net loss             $ (97,976)     $  (6,730)     $(176,714)     $ (39,731)   $ (380,023)

  Adjustments for items
   not affecting cash:

  Depreciation               124          2,375          1,749          7,125         6,624

  Changes in Operating
   Assets and Liabilities:

  Decrease (Increase)
   in prepaid expenses
   and accrued assets      -                833          -              5,833         -

  Increase (Decrease) in
   accounts payable
   and accrued
   liabilities            42,296         (5,336)        74,583          6,973        93,430

  Increase in accrued
   interest receivable     -              -              -              -             -

  Decrease (Increase)
   in Refundable
   Taxes                   3,634           (203)         4,720            243          (368)

  Loss on sale of
   Race vehicle            8,376          -              8,376          -             8,376
                       -----------     ----------     -----------   ----------    -----------
                         (43,546)        (9,061)       (87,286)       (19,557)     (271,961)
                       ===========     ==========     ===========   ==========    ===========

INVESTING ACTIVITIES
     Promissory note
     Receivable            -              -              -              -           (95,000)
                       -----------     ----------     -----------   -----------   -----------



FINANCING ACTIVITIES
     Common stock
     issued for cash:      -              -              -              -           261,831

     Due to
     Shareholders       (280,659)         -             85,412          -           105,130
                       -----------     ----------     -----------   -----------   -----------
                        (280,659)         -             85,412          -           366,961
                       ===========     ==========     ===========   ===========   ===========

INCREASE
(DECREASE) IN CASH      (324,205)        (9,061)        (1,874)       (19,557)        -

CASH, beginning          324,205         13,698          1,874         24,194         -
                       -----------    ----------      -----------   -----------   -----------
CASH, ending           $   -          $   4,637       $  -          $   4,637     $   -
                       ===========    ==========      ===========   ===========   ===========



SUPPLEMENTAL
INFORMATION
Cash paid during
  the year to:
     Interest          $   -          $   -           $  -           $  -         $   -
     Income taxes      $   -          $   -           $  -           $  -         $   -

Non-cash events:
  Promissory note
     receivable        $   -          $   -           $  -           $  -         $  95,000
  Purchase of property
     and equipment     $   -          $   -           $  -           $  -         $ (95,000)
  Sale of property
     and equipment     $  80,000      $   -           $ 80,000       $  -         $  80,000
  Offset against
     accounts payable  $ (80,000)     $   -           $(80,000)      $  -         $ (80,000)
-----------------------------------------------------------------------------------------------






The accompanying notes are an integral part of these financial statements.

                                  .F-4.

RACE WORLD INTERNATIONAL, INC.
(a development stage company)

September 30, 2010

1. 0RGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on Dec 29, 2006. The company purpose in the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the world. As of September 30, 2010, the Company is considered to be in the development stage as the Company is devoting substantially all of its effort to establishing its new business and the Company has not generated revenues from its business activities. The Company has no cash flows from operations. The Company is currently seeking additional funds through future debt or equity financing to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financing, the Company will be required to liquidate assets and curtail or possibly cease operations.

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

        e .Financial instruments

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


3.Property and Equipment
                                 2009            2008
                               -------         --------
   Race Vehicle               $  -            $ 95,000
   Accumulated Depreciation      -             (11,875)
                               -------         --------
                              $  -            $ 83,125
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


6. RELATED PARTY TRANSACTIONS

a.On January 1, 2008 a management agreement was entered into with JPI, a company controlled by the wife of the past company president, and management fees (2010 - $38,396; 2009 - $7,342) relate to this agreement. Management fees for July 2009 to December 2009 have been waived.

b.JPI owned and operated a Formula Atlantic Racecar on behalf of RWI for advertising purposes. The RWI team car was entered into five races between April and September 2008. Advertising fees (2010 - Nil; 2009 - $238) relate to the team car.

c.On July 1, 2008, JPI sold its Formula Atlantic Racing Car to RWI, as well as all spare parts, tools and the paddock support vehicle for a total of $95,000. The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.

d.On July 14, 2010, Evan Willams and his company, Buzan Electrical Consultants (2003) Ltd., purchased the Formula Atlantic Racing Car with all spare parts, tools, and paddock support vehicle for a total of $80,000 plus 12% HST.

e.Professional fees include amounts attributed to S N Ventures Inc.
(2010 - $56,502; 2009 - $2,171), a company controlled by the past Treasurer.

f.Rental charges were paid on a month-to-month basis to JPI (2010 - $2,894; 2009 - $2,564). Rental charges for July 2009 to December 2009 have been waived.

g.Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2010 - $5,680; 2009 - $7,678), a company controlled by the past Treasurer's brother.

h.The amounts due to shareholders are unsecured, non-interest bearing, with no fixed terms of repayment.


6.INCOME TAXES

----------------------------------------------------------------------------
Deferred tax assets and liabilities:
----------------------------------------------------------------------------
Deferred tax assets:                                   September 30,2010
       Operating loss carry-forwards                       $ 140,904
       Valuation allowance                                  (140,904)
----------------------------------------------------------------------------
Net Deferred tax asset                                     $ -
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

The Company has computed its operating loss carry-forwards to 2009 for income tax purposes to be $247,834.
                                 .F-5.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Overview

We were incorporated pursuant to the laws of the State of Nevada on December 29, 2006 under the name Race World International, Inc. Race World was originally formed to develop and operate a motorsports theme park. Race World International Inc. is no longer pursuing that project and is considering other business ventures.

Liquidity and Capital Resources

As of September 30, 2010, we had no cash or cash equivalents and a working capital deficiency of $118,192. As of September 30, 2010 our accumulated deficit was $380,023. For the nine months ended September 30, 2010 our net loss was $176,714 compared to $39,731 during the same period in 2009. This increase was due mostly to higher management, professional fees and travel.

Our losses have been funded by proceeds from shareholder loans and from the sale of our common stock. During the nine months ended September 30, 2010, our cash position decreased by $1,874.

We used net cash of $87,286 in operating activities for the nine months ended September 30, 2010 compared to net cash of $19,557 in operating activities for the same period in 2009. We did not use any money in investing activities for the nine months ended September 30, 2010, nor did we use any money for investing activities during the same period in 2009.




6

During the nine months ended September 30, 2010 our monthly cash requirement was approximately $9,698 compared to approximately $2,173 for the same period in 2009.

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

Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at September 30, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and from inception to September 30, 2010.

Limited Revenues

Since our inception on December 29, 2006 to September 30, 2010, we have earned limited revenue of $14,073. As of September 30, 2010, we have an accumulated deficit of $380,023 and we did not earn any revenues during the three months ending on September 30, 2010. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $97,976 for the three months ended September 30, 2010, compared to a net loss of $6,730 for the same period in 2009. This increase in net loss is mostly due to higher professional fees and travel expenses. From inception on December 29, 2006 to September 30, 2010, we have incurred a net loss of $380,023. Our basic and diluted loss per share was $0.002120 for the three months ended September 30, 2010, and $0.000145 for the same period in 2009.

Expenses

Our total operating expenses increased from $6,730 to $89,600 for the three months ended September 30, 2010 compared to the same period in 2009. This increase in expenses is mostly due to higher professional fees and travel. Since our inception on December 29, 2006 to September 30, 2010, we have incurred total operating expenses of $385,720.

Our management fees increased from $0 to $1,178 for the three months ended September 30, 2010 compared to the same period in 2009. Since our inception on December 29, 2006 until September 30, 2010 we have spent $92,276 on management fees.

Our professional fees, consisting primarily of legal, accounting, consulting and auditing fees, increased by $48,311 to $49,444 for the three months ended September 30, 2010 from $1,133 for the same period in 2009, mainly due to increased legal and auditing services provided in the three month periods ended September 30, 2010. Since our inception on December 29, 2006 until September 30, 2010 we have spent $155,835 on professional fees.

Our travel expenses increased from $0 to $35,060 for the three months ended September 30, 2010 compared to the same period in 2009. Since our inception on December 29, 2006 until September 30, 2010 we have spent $42,343 on travel fees.

Our listing and share transfer fees decreased $2,641 from $4,276 to $1,626 for the three months ended September 30, 2010 compared to the same period in 2009. Since our inception on December 29, 2006 until September 30, 2010 we have spent $46,973 on listing and share transfer fees.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Limited Revenues

We did not earn any revenues during the nine months ending on September 30, 2010, compared to $2,602 in revenues earned during the same period in 2009. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $176,714 for the nine months ended September 30, 2010, compared to a net loss of $39,731 for the same period in 2009. This increase in net loss is mostly due to higher management, professional fees and travel expenses. Our basic and diluted loss per share was $0.003824 for the nine months ended September 30, 2010, and $0.000859 for the same period in 2009.

Expenses

Our total operating expenses increased from $42,333 to $168,338 for the nine months ended September 30, 2010 compared to the same period in 2009. This increase in expenses is mostly due to higher management, professional fees and travel expenses.

Our management fees increased $32,232 from $7,342 to $39,574 for the nine months ended September 30, 2010 compared to the same period in 2009.
This increase was largely due to higher payments made to our management.



7

Our professional fees, consisting primarily of legal, accounting, consulting and auditing fees, increased by $70,752 to 78,036 for the nine months ended September 30, 2010 from $7,284 for the same period in 2009.

Our travel expenses increased from $397 to $35,060 for the nine months ended September 30, 2010 compared to the same period in 2009.

Our listing and share transfer fees decreased from $19,170 to $11,065 for the nine months ended September 30, 2010 compared to the same period in 2009.


Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.


Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures.

Not applicable.


8

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission("COSO"). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2010, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of September 30, 2010, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.



9
Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

As of November 15, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.


ITEM 2.  Unregistered Sales of Equity Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.


                                      10
ITEM 6.  Exhibits.

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

                                      RACE WORLD INTERNATIONAL, INC.

Date: November 15, 2010                /s/Wang Shi Bin
                                       ------------------
                                       Wang Shi Bin
                                       President, Chief Executive Officer,
                                       Chief Financial Officer, Director