Form 10-K
period 2010-12-31
Race World International, Inc.
filed 2011-05-03
CIK 1415736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number 000-53909

RACE WORLD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8720608
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

252 Dongen East Street, Kuiwen District, Weifang, Shandong, China	15906367765
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer   ☐   Non-accelerated filer    ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☑   No  ☐

As of September 30, 2010, which was the last business day of the registrant’ s most recent third fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $0.00 based on the closing sale price of $0.00 per share on that date.

Number of common shares outstanding at May 2, 2011:  46,200,000

RACE WORLD INTERNATIONAL, INC.

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Race World" mean Race World International, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated pursuant to the laws of the State of Nevada on December 29, 2006 under the name Race World International, Inc. Race World was originally formed to develop and operate a motorsports theme park.  We are no longer pursuing that project and is considering other business ventures

Our management has decided to focus our business on acquiring or merging with one or more operating businesses.  Our efforts to identify a target business are not limited to any particular industry.  As of December 31, 2010, we have not yet identified a potential merger or acquisition target.  There can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and as such we continue to search for opportunities for other mergers or acquisitions.

We intend to focus our search on businesses in Asia, but we will also explore opportunities in other markets that are attractive to us.  We will focus our efforts on seeking a business combination with a privately held business.  We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with any target business, or finally consummate a business combination with any potential target business.

Acquisition Strategy

We have identified the following guidelines that we believe are important in evaluating a prospective target business.  We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines.  We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources.  In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Established company with positive cash flow.  We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization.  We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

Strong competitive position in industry.  We intend to analyze the strengths and weaknesses of a target business relative to its competitors.  The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization.  We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry.  We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

Experienced management team.  We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits.  We believe that the operating expertise of our management team will complement, not replace, the target business’ management team.

Diversified customer and supplier base.  We will seek to acquire a business that has a diversified customer and supplier base.  We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours.  There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States.  Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business.  Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates.  Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources.  This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business.  The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.  Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business.  We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Effecting a Business Combination

We Have Not Identified a Target Business

As of December 31, 2010, we have not selected a specific target on which to concentrate our efforts for a business combination.  Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us.  In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business.  There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

Sources of Target Businesses

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals.  We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates.  While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder’s fee or other compensation.  The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in connection with any proposed business combination.  In no event, however, will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.  In addition, neither our existing management nor our existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

Selection of a Target Business and Structuring of a Business Combination

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.  In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;
•	financial condition and results of operations;
•	capital requirements;
•	the value and extent of intellectual property;
•	competitive position;
•	stage of development of products, processes or services;
•	degree of current or potential market acceptance of products, processes or services;
•	proprietary features and degree of protection of products, processes or services; and
•	costs associated with effecting the business combination.

Any evaluation relating to the merits of a particular business combination will be based on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives.  In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management, inspecting facilities, and reviewing financial and other information that is made available to us.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies’ stockholders.  We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold.  Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction.  We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates.  However, because Wang Shi Bin and Eden Clark our officers and sole director, have no experience in evaluating business combinations for blank check companies like ours, their judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

Probable Lack of Business Diversification

It is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets.  Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.  By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

Limited Ability to Evaluate the Management of a Target Business

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct.  In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty.  While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that she will devote her full efforts to our affairs after the consummation of a business combination.  Moreover, we cannot assure you that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

Opportunity for Stockholder Approval of Business Combination

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws.  If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business.  Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination.  To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration.  Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

Research and Development

We have not spent any amounts on research and development activities during the year ended December 31, 2010.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our sole officer and director, Mr. Bin.  Mr. Bin currently devotes 7-10 hours a week to our business.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 252 Dongen East Street, Kuiwen District, Weifang, Shandong, China.

Item 3.  Legal Proceedings

As of May 2, 2011, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “RCWR.OB”.  As of May 2, 2011 no shares of our common stock have ever traded.

Holders

As of May 2, 2011, there were 4 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future.  Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Not applicable.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto, included in this Report.  Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass.  Our actual results could differ materially from those expressed or implied by the forward looking statements as a result of various factors.  We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.  Our independent registered public accountants have stated in their report, included in Item 8.  Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern.  We had net losses of $194,462 and $46,152, respectively, for the fiscal years ended December 31, 2010 and December 31, 2009.  We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted and revenues are not yet sufficient to sustain our operations.  We will need to seek other financing to complete our business plans.  The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

In addition to our current deficit, we expect to incur additional losses during the foreseeable future.  Until we are able to locate and acquire a target business, we will not be profitable.  Consequently, we will require substantial additional capital to continue our development and marketing activities.  Since our current cash in the bank is exhausted, we are currently seeking alternative financing to sustain our operations; however, there is no assurance we will be successful in finding the cash required to locate and acquire a target business or that we will not incur additional and unplanned expenses.  There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements.  To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings.  No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

We are incurring increased costs as a result of being a publicly-traded company.  As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies.  These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.  In addition, we have incurred additional costs associated with our public company reporting requirements.  In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do.  As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.  We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Results of Operations

We did not generated any revenues for the fiscal year ended December 31, 2010, as compared to revenues of $2,645 for the fiscal year ended December 31, 2009.  We incurred operating expenses of $186,086 and $48,797, respectively, for fiscal years ended December 31, 2010 and December 31, 2009.  These expenses for the fiscal year ended December 31, 2010 consisted of professional fees in the amount of $94,292 (2009 - $15,189; cumulative - $172,091), management fees of $39,574 (2009 - $7,342; cumulative - $92,276), listing and share transfer fees of $12,219 (2009 - $23,330; cumulative - $48,127), travel of $35,390 (2009 - $397; cumulative - $42,674), rent of $2,894 (2009 - $2,564; cumulative $15,833), depreciation expense of $1,749 $(2009 - $125; cumulative - $6,624), courier fees of $257 (2009 - $nil; cumulative - $257), bank and interest expense of $305 (2009 - $312; cumulative - $1,048) and advertising expenses of $180 (2009 - $238; cumulative - $20,941).

Our comprehensive net loss for the fiscal year ended December 31, 2010, adjusted for loss on sale of asset, was $194,462 or $0.00 per share, compared to $46,152, or $0.00 per share for the fiscal year ended December 31, 2009.  Since the date of inception, we have incurred a comprehensive net loss, adjusted for loss on sale of asset, of $397,771.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At December 31, 2010, we had $nil in cash in the bank.

Our accounts payable and accrued liabilities at December 31, 2010 was $136,336.

Our stockholders' equity deficit was ($135,940) at December 31, 2010, as compared to $58,522 at December 31, 2009.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not anticipate any material commitments for capital expenditures in the near term.  If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, including equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth.  We can offer no assurance that we will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Financial instruments

The Company’s financial instruments consist of cash, refundable taxes, due to Directors/Officers, and accounts payable and accrued liabilities.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Race World International, Inc.

(A Development Stage Company)

December 31, 2010

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

1

FINANCIAL STATEMENTS

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Stockholders' Equity

F-4

Statements of Cash Flows

F-5

Notes to the Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Race World International, Inc.

We have audited the accompanying balance sheets of Race World International, Inc. (a development stage company) as at December 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010, 2009, 2008 and the cumulative period from December 29, 2006 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009 and the results of its operations and cash flows for the years ended December 31, 2010, 2009, 2008 and the cumulative period from December 29, 2006 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LDMB Advisors Inc.

Chartered Accountants

Surrey, British Columbia

April 27, 2011

RACE WORLD INTERNATIONAL, INC. (a development stage company) BALANCE SHEET
	AS AT DECEMBER 31, 2010 (AUDITED)	AS AT DECEMBER 31, 2009 (AUDITED)
Assets
Current assets
Cash	$ -	$ 1,874
Refundable Taxes	396	5,088
Total current assets	396	6,962
Equipment (Note 4)
Race Vehicle	-	90,125
Total assets	$ 396	$ 97,087
Liabilities
Current liabilities
Due to Directors/Officers	$ -	$ 19,718
Accounts payable and accrued liabilites	136,336	18,847
Total current liabilities	136,336	38,565

Stockholders’ Equity (Note 5)

Preferred Stock, $.001 par value
Authorized: 20,000,000 shares
Issued: Nil
Deficit accumulated during the development stage
Common stock, $.001 par value
Authorized: 50,000,000 shares
Issued: 46,200,000 shares	46,200	46,200
Additional paid-in capital	215,613	215,631
Deficit accumulated during the development stage	(397,771)	(203,309)
Total stockholders’ equity	(135,940)	58,522
Total liabilities and stockholders’ equity	$ 396	$ 97,087
Going Concern (Note 1)
The accompanying notes are an integral part of these financial statements.

	RACE WORLD INTERNATIONAL, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Period from Decemebr 26,2006 (inception) to December 31, 2010
REVENUE
Interest Revenue	$-	$64	$6,816	$11,492
Operating Revenue	-	2,581	-	2,581
Total Revenue	-	2,645	6,816	14,073

EXPENSES
Advertising	180	238	20,148	20,941
Bank and Interest fees	305	312	349	1,048
Courier	257	-	-	257
Depreciation	1,749	125	4,750	6,624
Foreign Currency
Loss/(Gain)	(774)	(700)	5,071	3,597
Listing and Share
Transfer fees	12,219	23,330	12,344	48,127
Management fees	39,574	7,342	45,360	92,276
Professional fees	92,292	15,189	37,181	172,091
Rent	2,894	2,564	10,375	15,833
Travel	35,390	397	6,887	42,674
Total Expenses	186,086	48,797	142,465	403,468

Loss from opeartions	$(186,086)	$(46,152)	$(135,649)	$(389,395)
Loss on sale of asset	8,376	-	-	8,376
NET LOSS	$(194,462)	$(46,152)	$(135,649)	$(397,771)
Loss per share (Note 2(f))	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares outstanging	46,200,000	46,200,000	46,010,137	46,200,000

The accompanying notes are an integral part of these financial statements.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD DECEMBER 29, 2006 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total Stockholders' Equity
Issue of common stock for cash on reorganization of the Company	19,700,000	$19,700	$78,800	-	$98,500
Issue of common stock for cash	26,200,000	26,200	107,131	-	133,331
Net loss for the period	-	-	-	(21,508)	(21,508)
Balance, December 31, 2007	45,900,000	45,900	185,931	(21,508)	210,323
Issue of common stock for cash	300,000	300	29,700	-	30,000
Net loss for the period	-	-	-	(135,649)	(135,649)
Balance, December 31, 2008	46,200,000	46,200	215,631	(157,157)	104,674
Net loss for the period	-	-	-	(46,152)	(46,152)
Balance, December 31, 2009	46,200,000	46,200	215,631	(203,309)	58,522
Net loss for the period	-	-	-	(194,462)	(194,462)
Balance, December 31, 2010	46,200,000	$46,200	$215,631	$(397,771)	$(135,940)

The accompanying notes are an integral part of these financial statements.

	RACE WORLD INTERNATIONAL, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Period from Decemebr 26,2006 (inception)to December 31, 2010
(Reclassified)
CASH FLOWS (USED IN) PROVIDED BY:
OPERATING ACTIVITES
Net Loss	$(194,462)	$(46,152)	$(135,649)	$(397,771)
Adjustment for items not affecting cash:
Loss on sale of race vehicle	8,376	-	-	8,736
Depreciation	1,749	125	4,750	6,624
Decrease (Increase) in prepaid expenses and accrued assets	-	5,833	(833)	-
Increase (Decrease) in prepaid expenses and accrued assets	117,489	(1,861)	4,145	136,336
Increase in accrued inteerest receivable	-	-	512	-
Decrease (increase) in refunable taxes	4,962	17	(5,105)	(396)
	(62,156)	(42,038)	(132,180)	(246,831)
INVESTING ACTIVITIES
Proceeds from sale of race vehicle	-	-	-	-
Promissory note recievable (Note 3)	-	-	100,000	(95,000)
Purchase of propert and equipment	-	-	-	-
			100,000	(95,000)
FINANCING ACTIVITIES
Common stock issued fro cash:	-	-	30,000	261,831
Advances from sahreholders	60,282	19,718	-	80,000
	60,282	19,718	(132,180)	341,831
INCREASE (DECREASE) IN CASH	(1,874)	(22,320)	(2,180)
CASH, beginning	1,874	24,194	26,374	-
CASH, ending	-	1,874	24,194	-
SUPPLEMENTAL INFORMATION Cash paid during the year to :				-
Interest	$-	$21	$-	$21
Non-cash events:
Proceeds from property and equipment offset against advances from shareholders	$80,000	$-	$-	$80,000
Promissory note receivable	$-	$-	$95,000	$95,000
Purchase of property and equipment	$-	$-	$(95,000)	$(95,000)

The accompanying notes are an integral part of these financial statements.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

DECEMBER 31, 2010

1.

ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

The company was incorporated under the laws of the State of Nevada on December 29, 2006.  The company purpose in   the Articles of Incorporation is to engage in any lawful activity or activities in the State of Nevada and throughout the   world.  The Company has no cash flows from operations.  The Company is currently exploring possible   mergers/acquisitions of operating entities.  Such mergers/acquisitions may not be available or may not be available on   reasonable terms.  The resolution of this going concern issue is dependent on the realization of management’s plans.  If   management is unsuccessful in merging/acquiring operating entities, the Company will be required to liquidate assets and   curtail or possibly cease operations.

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

(d)

Equipment

Equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives as follows:

Asset

Rate

Residual Value

         Race Vehicle

           10 years

$62,500

The cost of maintenance and repairs are expensed as incurred.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

DECEMBER 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(e)

Financial instruments

The Company’s financial instruments consist of cash, refundable taxes, due to Directors/Officers, and accounts payable and accrued liabilities.

Management is of the opinion that the Company is not subject to significant interest, currency or credit risks on the financial instruments included in these financial statements.  The fair market values of these financial instruments approximate their carrying values.

(f)

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

(g)

Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

(h)

Recent accounting pronouncements

In May 2009, the FASB issued FAS No. 165, “Subsequent Events”.  This pronouncement establishes standards for

accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial   statements are issued or are available to be issued).  FAS 165 requires an entity to disclose the date subsequent events   were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be   issued.    It is effective for interim and annual periods ending after June 15, 2009.  The adoption of FAS 165 did not have a   material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FAS 140.    FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a   reporting entity provides in its financial statements about a transfer of financial assets:  the effects of a transfer on its   financial position, financial performance and cash flows: and a transferor’s continuing involvement, if any, in transferred   financial assets.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period   that begins after November 15, 2009.  The adoption of FAS 166 did not have a material impact on the Company’s   financial condition or results of operation.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

DECEMBER 31, 2010

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        (h)  Recent accounting pronouncements, continued

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of General   Accepted Accounting Principles”.  FAS 168 will become the source of authoritative U.S. general accepted accounting   principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of   the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative   GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-  SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the   Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and   annual periods ending after September 15, 2009.  The adoption of FAS 168 did not have a material impact on the   Company’s financial condition or results of operation.

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Value (“ASC 820-10”).  ASC 820-10   provides additional guidance on how companies should measure liabilities at fair value.  Specifically, the fair value of a   liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  Adoption of ASC 820.20   did not have a material impact on the Company’s financial position or results of operations.

In January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)   2010-06, amending Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting   Standards No. 157) to add new requirements.  The new requirements are disclosures about transfers into and out of Levels   1 and 2 measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3   measurements.  ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs   and valuation techniques used to measure fair value.  The adoption of ASC 820 did not have an impact on the Company’s   results of operations, financial condition or cash flows.

In February 24, 2010, the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues   related to an entity's requirement to perform and disclose subsequent events procedures.  ASU 2010-09 requires entities   that make filings with the Securities and Exchange Commission (SEC) to evaluate subsequent events through the date the   financial statements are issued.  The new guidance became effective immediately for financial statements that are issued   or available to be issued.  The adoption of ASU 2010-09 did not have a material impact on the Company’s financial   position   or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to   Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures   originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June   15, 2010.  The adoption of ASU 2010-11 did not have a material impact on the Company’s financial position or results of   operations.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

DECEMBER 31, 2010

   2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        (h)  Recent accounting pronouncements, continued

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the   Allowance for Credit Losses.  ASU No. 2010-20 requires companies that hold financing receivables, which include loans,   lease receivables, and the other long-term receivables to provide more information in their disclosures about the credit   quality of their financing receivables and the credit reserves held against them.  The adoption of this ASU did not have a   material impact on the Company’s financial position or results of operation.

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350).  The   ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For   those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not   that a goodwill impairment exists.  An entity should consider whether there are any adverse qualitative factors indicating   that impairment may exist.  The qualitative factors are consistent with the existing guidance in Topic 350, which requires   that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances   changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-  28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010.  The adoption   of this guidance is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro   forma revenue and earnings disclosure requirements for business combinations (Topic 805).  This ASU specifies that if a   public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined   entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the   comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma disclosures under   Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly   attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is   effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first   annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of this   guidance is not expected to have a material impact on the Company’s financial statements.

       3.

PROMISSORY NOTE RECEIVABLE – RELATED PARTY

On August 15th, 2007 the Company issued a note receivable in the amount of $205,000 which pays monthly interest of 0.5% per month and carries an effective annual interest rate of 6.17%.  The capital of $205,000 is payable upon demand and is due from JPI Project Management Inc., a related company.  JPI is owned solely by the former President’s spouse.

On December 31, 2007 a demand of $10,000 was made on the original $205,000 note, reducing it to its ending December 31, 2007 balance of $195,000.  The $10,000 payment was made on behalf of the company by JPI to reduce the shareholder’s loan account.  Interest payments due from September to December 2007 were also made through payments on behalf of the company by JPI to reduce the outstanding shareholder’s loan.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

DECEMBER 31, 2010

     3.

PROMISSORY NOTE RECEIVABLE – RELATED PARTY, continued

On March 31, 2008 a demand of $10,000 was made on the original $205,000 note, reducing it to its ending March 31, 2008 balance of $185,000.  The $10,000 payment was made on behalf of the company by JPI to reduce the shareholder’s loan account.  Interest payments due from January to March 2008 were also made through payments on behalf of the company by JPI to reduce the outstanding shareholder’s loan.On June 30, 2008 a demand of $35,000 was made on the remaining $185,000 note, reducing it to its June 30, 2008 balance of $150,000.  The $35,000 payment was made on behalf of RWI by JPI to reduce the shareholder’s loan account.  Interest payments due April to June 2008 were also made through payments on behalf of RWI by JPI to reduce the outstanding shareholder’s loan.

On June 30, 2008 a demand of $35,000 was made on the remaining $185,000 note, reducing it to its June 30, 2008 balance of $150,000.  The $35,000 payment was made on behalf of the company by JPI to reduce the shareholder’s loan account.  Interest payments due April to June 2008 were also made through payments on behalf of the company by JPI to reduce the outstanding shareholder’s loan.

On July 1, 2008 a demand of $100,000 was made on the remaining $150,000 note, reducing it to its July 1, 2008 balance of $50,000.  A $5,000 payment was made on behalf of the company by JPI to reduce the shareholder’s loan account, while the other $95,000 payment was made on behalf of the company for the purchase of a 1988 Formula Atlantic Swift DB4 race car, spare parts, and team support vehicle.  The $95,000 purchase price was subjected to an appraisal by an approved auto specialist.

On September 30, 2008 a demand of $30,000 was made on the remaining $50,000 note, reducing it to its September 30, 2008 balance of $20,000.  The $20,000 payment was made on behalf of the company by JPI to reduce the shareholder’s loan account.

On December 31, 2008 a demand of $20,000 was made on the remaining $20,000 note for payment in full.  The $20,000 payment was made on behalf of the company by JPI to reduce the shareholder’s loan account.  Interest payments were also made through payments on behalf of the company by JPI to reduce the shareholder’s loan account.

4.

 PROPERTY AND EQUIPMENT

	2010	2009
Race Vehicle	$-	$95,000
Accumulated Depreciation	-	(4,875)
	$-	$90,125

The company does not carry storage or operating insurance on the Race Vehicle.

5.

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

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

DECEMBER 31, 2010

6.

RELATED PARTY TRANSACTIONS

a)

On January 1, 2008 a management agreement was entered into with JPI, a company controlled by the spouse of     the former President, and all management fees (2010 - $39,574; 2009 - $7,342; 2008 – $45,360) relate to this     agreement.

b)

JPI, a company controlled by the spouse of the former President, owned and operated a Formula Atlantic Racecar     on behalf of the company for advertising purposes.  Advertising fees (2010 - $180; 2009 - $238; 2008 – $19,962)     relate to the team car.  Travel costs (2010 - Nil; 2009 – Nil; 2008 - $6,887) relate to these trips.

c)

On July 1, 2008, JPI, a company controlled by the spouse of the former President, sold its Formula Atlantic     Racing Car to the company, as well as all spare parts, tools and the paddock support vehicle for a total of       $95,000.  The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto     specialist.

d)

Professional fees include amounts attributed to S N Ventures Inc. (2010 - $26,628; 2009 - $2,171; 2008 -

    $20,353), a company controlled by the former Treasurer.

e)

Rental charges are paid on a month-to-month basis to JPI, a company controlled by the spouse of the former     President, (2010 - $2,895; 2009 - $2,564; 2008 - $10,375).

f)

Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2010 - $5,680; 2009 - $10,542;     2008 - $4,473), a company controlled by the former Treasurer’s brother.

g)

All operating revenues are attributed to rental fees of the Racecar to JPI (2010 - Nil; 2009 - $2,581; 2008 – Nil).

7.

INCOME TAXES

Deferred tax asset:	2010	2009
Property and equipment	$-	$1,658
Operating loss carry-forwards	132,692	66,930
Valuation allowance	(132,692)	(68,588)
Net deferred tax asset	$-	$-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.  It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.  Due to its losses, the Company has no income tax expense.

The Company has computed its 2010 operating loss carry-forwards for income tax purposes to be $191,837 and its cumulative losses from inception to be $390,000.

8.

COMPARATIVE FIGURES

Certain of the 2009 amounts have been reclassified to conform with the current year's presentation.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants.  Our audited financial statements for the fiscal years ended December 31, 2010 and 2009 have been included in this annual report in reliance upon UHY LDMB Advisors Inc., Chartered Accountants, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2010 due to a lack of qualified accounting personnel and an overreliance on consultants in the accounting and financial statement close process.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of December 31, 2010 and as of the date of the filing of this report:

Name and Address

Age

Position(s) Held

Wang Shi Bin

46

President, CEO, Treasurer, Principal Executive Officer,

Secretary and Chairman of the Board of Directors

Background of Directors and Executive Officers

Wang Shi Bin has been the President, CEO, Treasurer, CFO, Secretary and a Director of our company since June 25, 2010.  Since 1994, Mr. Shi Bin has been the Chairman of Shandong Weifang Construction Group, a private construction company in China.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Based on a review of the SEC’s website, we believe that, with respect to our most recent fiscal year, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

We have two executive officers, who are currently our only employees.  None of these officers and directors draw a salary and do not intend to draw any salaries until such time as the company is successful in its business plans and generates cash flow.  At such time, a special meeting will be held to determine whether salaries will be paid.  The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2010 and 2009 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wang Shi Bin, President, CEO, and Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Evan Williams, former President (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Solomon Nordine, former Treasurer (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Leigh Anderson, former Secretary (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)

Resigned as of June 25, 2010

Option Grants

No options were granted during the fiscal year ended December 31, 2010.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2010 and as of the date of the filing of this annual report by:

•

each of our executive officers;

•

each director;

•

each person known to us to own more than 5% of our outstanding common stock; and

•

all of our executive officers and directors and as a group.

As of December 31, 2010, we had a total of 46,200,000 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Wang Shi Bin, President, CEO, Treasurer, CFO and Principal Executive Officer	Common Shares	45,900,000	99.4
All Officers and Directors as a Group	Common Shares	45,900,000	99.4

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

1

Not applicable.

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent.  However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

Our Audit Committee is comprised of our officers and directors.  NASDAQ requires at least three members on the Audit Committee, each of whom must be independent.  NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors.  The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.”  The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The audit fees paid/owing to our accounting firm, UHY LDMB Advisors Inc., Chartered Accountants, for the fiscal years ended December 31, 2010 and December 31, 2009 were $10,000 and $7,800 respectively.

Audit-Related Fees

The fees of our accounting firm, UHY LDMB Advisors Inc., Chartered Accountants, for providing audit-related services such as reviewing our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2010 was approximately $4,150.

Tax Fees

UHY LDMB Advisors Inc., Chartered Accountants, does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

 PART IV

Item 15.	Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form S-1 registration statement filing on the SEC website at www.sec.gov .

Exhibit No.

Description

23.1

Consent of Independent Certified Public Accountants

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RACE WORLD INTERNATIONAL, INC.

Date: May 2, 2011	By: /s/ Wang Shi Bin
Wang Shi Bin
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wang Shi Bin	President, Chief Executive	May 2, 2011
Wang Shi Bin	Officer, Chief Financial Officer, Director, Secretary, Treasurer

