Form 10-Q
period 2011-03-31
Race World International, Inc.
filed 2011-05-16
CIK 1415736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2011 the registrant had 46,200,000 shares of common stock outstanding.

Race World International, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION	3
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.	4
ITEM 3. ITEM 4. CONTROL AND PROCEDURES	6
ITEM 4T. CONTROL AND PROCEDURES.	6
PART II – OTHER INFORMATION	7
ITEM 1. LEGAL PROCEEDINGS.	8
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.	8
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	8
ITEM 5. OTHER INFORMATION.	8
ITEM 6. EXHIBITS.	9

PART I - FINANCIAL INFORMATION

Race World International Inc.
(A Development Stage Company)

March 31, 2011

Index

Balance Sheet (Unaudited)	F-1

Statement of Operations and Other Comprehensive Loss (Unaudited)	F-2

Statement of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Financial Statements	F-4

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

BALANCE SHEET

	AS AT MARCH 31, 2011	AS AT DECEMBER 31, 2010
Assets
Current Refundable Taxes	$500	$396

Liabilites

Current Accounts payable and accrued liabilities	$144,048	$136,336

STOCKHOLDERS' EQUITY (Note 5)
Preferred Stock, $.001 par value
Authorized: 20,000,000
Issued: Nil
Common Stock, $.001 par value
Authorized: 50,000,000
Issued: 46,200,000	46,200	46,200
Additional paid-in-capital	215,631	215,631
Deficit accumulated during the development stage	(405,679)	(397,771)
Total stockholders' equity	(143,379)	(135,940)

Total liabilities and stockholders' equity	500	396

The accompanying notes are an integral part of these financial statements.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

STATEMENT OF OPERATIONS

	For The Three Months Ended	For The Three Months Ended	Period From Dec 29, 2006 (inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
REVENUE
Interest Revenue	$-	$-	$11,492
Operating Revenue	-	-	2,581
Total Revenue	-	-	14,073

EXPENSES
Advertising and promotion	-	70	20,941
Bank fees	-	89	1,048
Courier	-	-	257
Depreciation	-	813	6,624
Foreign Currency Loss	22	221	3,619
Listing and Share
Transfer fees	-	6,272	48,127
Management fees	-	14,770	92,276
Office	90	-	90
Professional fees	8,637	15,614	177,728
Rent	-	1,477	15,833
Travel	1,859	-	44,533
Total Expenses	7,608	39,326	411,076

Loss from operations	$(7,608)	$(39,326)	$(397,003)
Loss on sale of asset	-	-	8,376
NET LOSS	$(7,608)	$(39,326)	$(405,379)
Loss per share (Note 2(f))	$0.00	$0.00	$0.01
Weighted average number of shares outstanding	46,200,000	46,200,000	42,322,151

The accompanying notes are an integral part of these financial statements.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD DECEMBER 29, 2006 (INCEPTION) TO MARCH 31, 2011
	Common stock
	Number of shares	Amount	Additional Paid-in Captial	Deficit Accumulated During Development Stage	Total Stockholders Equity'

Issues of common stock for cash on organization of the company	19,700,000	$19,700	$78,800	$-	$98,500
Issue of common stock for cash	26,200,000	26,200	107,131	-	133,331
Net loss for the period	-	-	-	(21,508)	(21,508)

Balance December 31, 2007	45,900,000	$45,900	$185,931	$(21,508)	$210,323
Issue of common stock for cash	300,000	300	29,700	-	30,000
Net loss for the period	-	-	-	(135,649)	(135,649)

Balance December 31, 2008	46,200,000	$46,200	$215,631	$(157,157)	$104,674
Net loss for the period	-	-	-	(46,152)	(46,152)

Balance December 31, 2009	46,200,000	$46,200	$215,631	$(203,309)	$58,222
Net loss for the period	-	-	-	(194,462)	(194,462)

Balance December 31, 2010	46,200,000	$46,200	$215,631	$(697,771)	$(135,940)
Net loss for period	-	-	-	(7,608)	(7,608)

Balance March 31, 2011	46,200,000	$46,200	$215,631	$(405,379)	$(143,548)

The accompanying notes are an integral part of these financial statements.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

STATEMENT OF CASH FLOWS

	For The three Months Ended	For The Three Months Ended	Period from Dec 29, 2006 (inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS (USED IN) PROVIDED BY:
OPERATING ACTIVITIES
Net loss	$(7,608)	$(39,326)	$(405,379)
Adjustment for items not affceting cash:
Loss on sale of race vehicle	-	-	8,376
Depreciation	-	813	6,624
Decrease (Increase) in prepaid expenses and accrued assets	-	-	-
Increase (Decrease) in accounts payable and accrued liabilities	7,712	38,293	144,048
Increase in refundable taxes	(104)	(1,576)	(500)
	-	(1,796)	(246,831)
INVESTING ACTIVITIES
Promissory note Receivable (Note 3)	-	-	(95,000)
	-	-	(95,000)
FINANCING ACTIVITIES
Common stock issued for cash:	-	-	261,831
Advances from shareholders	-	-	80,000
	-	-	341,831
INCREASE (DECREASE) IN CASH	-	(1,796)	-
CASH, beginning	-	1,874	-

CASH, ending	$-	$78	$-

SUPPLEMENTAL INFORMATION
Cash paid durring the year to:
Interest	$-	$-	$21
Non-cash events:
Proceeds from property and equipment against advances from shareholders	$-	$-	$80,000
Promissory note receivable	$-	$-	$95,000
Purchase of property and equipment	$-	$-	$(95,000)

The accompanying notes are an integral part of these financial statements.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

MARCH 31, 2011

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

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

MARCH 31, 2011

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(e)

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

(f)

Loss per share

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

(g)

Recent accounting pronouncements

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other”(Topic 350).  The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or   negative carrying amounts.  For those reporting entities, they are required to perform Step 2 of the goodwill   impairment test if it is more likely than not   that a goodwill impairment exists.  An entity should consider   whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative   factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting   unit be tested for impairment between annual tests if an event occurs or circumstances changes that would   more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-  28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010.    The adoption of this guidance did not have a material impact on the Company’s financial position or results   of operation.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the proforma revenue and earnings disclosure requirements for business combinations (Topic 805).  This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

MARCH 31, 2011

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

RACE WORLD INTERNATIONAL, INC.

(a development stage company)

(unaudited)

MARCH 31, 2011

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

5.

RELATED PARTY TRANSACTIONS

a)

On January 1, 2008 a management agreement was entered into with JPI, a company controlled by the spouse of the former President, and all management fees (2011 - Nil; 2010 - $14,770) relate to this agreement.

b)

On July 1, 2008, JPI, a company controlled by the spouse of the former President, sold its Formula Atlantic Racing Car to the company, as well as all spare parts, tools and the paddock support vehicle for a total of $95,000.  The purchase price was subjected to an appraisal by I.W.E. Rear Ends Only Ltd., an approved auto specialist.

c)

Professional fees include amounts attributed to S N Ventures Inc. (2011 - Nil; 2010 - $12,037), a company controlled by the former Treasurer.

d)

Rental charges are paid on a month-to-month basis to JPI, a company controlled by the spouse of the former President, (2011 - Nil; 2010 - $1,477).

e)

Listing and Stock Transfer Fees include amounts attributed to U N Holdings Inc. (2011 - Nil; 2010 - $2,905), a company controlled by the former Treasurer’s brother.

6.

INCOME TAXES

Deferred tax assets:

	March 31, 2011	December 31, 2010
Operating loss carry-forwards	135,279	132,692
Valuation allowance	(135,279)	(132,692)

Net deferred tax asset	$-	$-

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.  It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.  Due to its losses, the Company has no income tax expense.

The Company has computed its March 31, 2011 operating loss carry-forwards for income tax purposes to be approximately $7,608 and its cumulative losses from inception to be $397,880.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $nil and a working capital deficiency of $143,548.  As of March 31, 2011 our accumulated deficit was $405,379.  For the three months ended, March 31, 2011 our net loss was $7,608 compared to $39,326 during the same period in 2010.  This decrease was due mostly to lower management and professional fees.

Our loss was funded by proceeds from shareholder loans.  During the three months ended March 31, 2011, we raised in net proceeds $nil through financing activities and our cash position was unchanged at $nil.

We used net cash of $nil in operating activities for the three months ended March 31, 2011 compared to net cash of $1,796 in operating activities for the same period in 2010.  We did not use any money in investing activities for the three months ended March 31, 2011 nor did we use any money for investing activities during the same period in 2010.

During the three months ended March 31, 2011 our monthly cash requirement was approximately $nil, compared to approximately $599 for the same period in 2010.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and from inception to March 31, 2011.

Limited Revenues

Since our inception on December 29, 2006 to March 31, 2011, we have earned limited revenue of $14,073.  As of March 31, 2011, we have an accumulated deficit of $405,379 and we did not earn any revenues during the three months ending on March 31, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $7,608 for the three months ended March 31, 2011, compared to a net loss of $39,326 for the same period in 2010.  This decrease in net loss is mostly due to lower management and professional fees.  From inception on December 29, 2006 to March 31, 2011, we have incurred a net loss of $405,379.  Our basic and diluted loss per share was $0.00 for the three months ended March 31, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses decreased from $39,326 to $7,608 for the three months ended March 31, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower management and professional fees.  Since our inception on December 29, 2006 to March 31, 2011, we have incurred total operating expenses of $411,076.

Our management fees decreased $14,770 from $14,770 to $nil for the three months ended March 31, 2011 compared to the same period in 2010.  This decrease was due to the fact that we did not make any payments to our management.  Since our inception on December 29, 2006 until March 31, 2011 we have spent $92,276 on management fees.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $9,977 to $5,637 for the three months ended March 31, 2011 from $15,614 for the same period in 2010, mainly due to decreased legal and auditing services provided in the three month periods ended March 31, 2011.  Since our inception on December 29, 2006 until March 31, 2011 we have spent $177,728 on professional fees.

Our listing and share transfer fees decreased $6,272 from $6,272 to $nil for the three months ended March 31, 2011 compared to the same period in 2010.  Since our inception on December 29, 2006 until March 31, 2011 we have spent $48,127 on listing and share transfer fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2011, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of March 31, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of May 12, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

RACE WORLD INTERNATIONAL, INC.
(REGISTRANT)

Date: May 16, 2011	/s/ Wang Shi Bin
Wang Shi Bin
President, Chief Executive Officer, Chief Financial Officer, Director
(Authorized Officer for Registrant)

9