Form 10-Q
period 2011-06-30
Race World International, Inc.
filed 2011-08-10
CIK 1415736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer o      Accelerated filer o     Non-accelerated filer o     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☑     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2011 the registrant had 46,200,000 shares of common stock outstanding.

Race World International, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

ITEM 4.  CONTROL AND PROCEDURES

ITEM 4T.  CONTROL AND PROCEDURES.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

PART I - FINANCIAL INFORMATION

Race World International Inc.
(A Development Stage Company)

June 30, 2011

Index

Balance Sheet (Unaudited)	F-1

Statement of Operations and Other Comprehensive Loss (Unaudited)	F-2

Statement of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Financial Statements	F-4

RACE WORLD INTERNATIONAL, Inc.
(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	June 30, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash at Bank	$8,029	$-
Refundable Taxes	2,503	396
TOTAL CURRENT ASSETS	$10,532	$396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,384	$27,384
Loans from Related Party	126,782	108,952
TOTAL CURRENT LIABILITIES	$154,166	$136,336

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
20,000,000 shares of preferred stock, $0.001 par value,
50,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
46,200,000 common shares	$46,200	$46,200
Additional Paid in Capital	215,631	215,631
Deficit accumulated during the development stage	(405,465)	(397,771)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(143,634)	$(135,940)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$10,532	$396

The accompanying notes are an integral part of these financial statements

RACE WORLD INTERNATIONAL, Inc.
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF OPERATIONS

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(December 29, 2006) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
REVENUE

Revenues	$-	$-	$-	$-	$14,073
Total Revenues	$-	$-	$-	$-	$14,073

EXPENSES

Office and general	$11,396	$26,435	$13,367	$50,146	$244,744
Professional Fees	(11,310)	12,977	(5,673)	28,592	166,418
Total Expenses	$86	$39,412	$7,694	$78,738	$411,162

Loss from operations	$(86)	$(39,412)	$(7,694)	$(78,738)	$(397,089)

Loss on Sale of Assets	$-	$-	$-	$-	$(8,376)

NET LOSS	$(86)	$(39,412)	$(7,694)	$(78,738)	$(405,465)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$46,200,000	$46,200,000	$46,200,000	$46,200,000

The accompanying notes are an integral part of these financial statements

RACE WORLD INTERNATIONAL, Inc.
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 29, 2006) to June 30, 2011

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Issue of common stock for
cash on December 29, 2006	19,700,000	$19,700	$78,800	$-	$-	$98,500

Issue of common stock for
cash on August 9, 2007	26,200,000	26,200	107,131	-	-	133,331

Net loss for the period
ended December 31, 2007		-	-	-	(21,508)	(21,508)
Balance,
December 31, 2007	45,900,000	$45,900	$185,931	$-	$(21,508)	$210,323

Issue of common stock for
cash on August 19 ,2008	300,000	300	29,700	-	-	30,000

Net loss for the year
ended December 31, 2008	-	-	-	-	(135,649)	(135,649)
Balance,
December 31, 2008	46,200,000	$46,200	$215,631	$-	$(157,157)	$104,674

Net loss for the year
ended December 31, 2009	-	-	-	-	(46,152)	(46,152)
Balance,
December 31, 2009	46,200,000	$46,200	$215,631	$-	$(203,309)	$58,522

Net loss for the year
ended December 31, 2010	-	-	-	-	(194,462)	(194,462)
Balance,
December 31, 2010	46,200,000	$46,200	$215,631	$-	$(397,771)	$(135,940)

Net loss for the 6 months
ended June 30, 2011	-	-	-	-	(7,694)	(7,694)
Balance,
June 30, 2011	46,200,000	$46,200	$215,631	$-	$(405,465)	$(143,634)

The accompanying notes are an integral part of these financial statements

RACE WORLD INTERNATIONAL, Inc.
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	Six months	Six months	December 29, 2006
	ended	ended	(date of inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

OPERATING ACTIVITIES
Net loss	$(7,694)	$(78,738)	$(405,465)
Adjustment to reconcile net loss to net cash
used in operating activities
Loss on sale of race vehicle			8,376
Depreciation		1,625	6,624
(Increase) decrease in Refundable Taxes	(2,107)	1,087	(2,503)
Increase (decrease) in accrued expenses	$-	$32,288	$136,336

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(9,801)	$(43,738)	$(256,632)

INVESTING ACTIVITIES
Promissory Note receivable (Note 3)	-	-	(95,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES
	$-	$-	$(95,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	261,831
Advances from shareholders	17,830	366,069	97,830
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$366,069	$359,661

NET INCREASE ( DECREASE) IN CASH	$8,029	$322,331	$8,029

CASH, BEGINNING OF PERIOD	$-	$1,874	$-

CASH, END OF PERIOD	$8,029	$324,205	$8,029

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$21
Non-cash events:
Proceeds from property & equipment
offset against advances from shareholders	$-	$-	$80,000
Promissory note receivable	$-	$-	$95,000
Purchase of property and equipment	$-	$-	$(95,000)

The accompanying notes are an integral part of these financial statements

RACE WORLD INTERNATIONAL, Inc.
(A Development Stage Enterprise)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

NOTE 1 -ORGANIZATION AND DEVELOPMENT STAGE ACTIVITIES

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Financial instruments
The Company’s financial instruments consist of cash, refundable taxes, and accounts payable and accrued liabilities, and loans from a related party.

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

RACE WORLD INTERNATIONAL, Inc.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share
Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the period.

Recent Accounting Pronouncements
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 - PROMISSORY NOTE RECEIVABLE – RELATED PARTY

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

NOTE 4 – STOCKHOLDERS' EQUITY

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

RACE WORLD INTERNATIONAL, Inc.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
June 30, 2011
NOTE 5 – RELATED PARTY TRANSACTIONS
As of June 30, 2011, total advances from a party related to the director of the Company were $126,782. The amount is unsecured, non-interest bearing and is due on demand.

NOTE 6 - INCOME TAXES

June 30, 2011 December 31, 2010
405,465 397,771
35% 35%
141,913 139,220
(141,913) (139,220)
$ 0 $ 0

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.  It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.  Due to its losses, the Company has no income tax expense

The Company has computed its June 30, 2011 operating loss carry-forwards for income tax purposes to be approximately $7,694 and its cumulative losses from inception to be $405,465.

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

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $8,029 and a working capital deficiency of $146,634.  As of June 30, 2011 our accumulated deficit was $405,465.  For the six months ended June 30, 2011 our net loss was $7,694 compared to $78,738 during the same period in 2010.  This decrease was due mostly to lower office and general fees and professional fees.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock.  During the six months ended June 30, 2011, we received $17,830 from a shareholder and our cash position increased by $8,029.

We used net cash of $9,801 in operating activities for the six months ended June 30, 2011 compared to using net cash of $43,738 in operating activities for the same period in 2010.  We did not use any money in investing activities for the six months ended June 30, 2011 nor did we use any money for investing activities during the same period in 2010.

During the six months ended June 30, 2011 our monthly cash requirement was approximately $1,338, compared to approximately $7,290 for the same period in 2010.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and from inception to June 30, 2011.

Limited Revenues

Since our inception on December 29, 2006 to June 30, 2011, we have earned limited revenue of $14,073.  As of June 30, 2011, we have an accumulated deficit of $405,465 and we did not earn any revenues during the three months ending on June 30, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $86 for the three months ended June 30, 2011, compared to a net loss of $39,412 for the same period in 2010.  This decrease in net loss is mostly due to lower office and general fees and professional fees.  From inception on December 29, 2006 to June 30, 2011, we have incurred a net loss of $405,465.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses decreased from $39,412 to $86 for the three months ended June 30, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to office and general fees.  Since our inception on December 29, 2006 to June 30, 2011, we have incurred total operating expenses of $411,162.

Our professional fees, consisting primarily of legal, accounting and auditing fees, where $(11,310) for the three months ended June 30, 2011 compared to $12,977 for the same period in 2010.  Since our inception on December 29, 2006 until June 30, 2011 we have spent $166,418 on professional fees.

Our office and general fees decreased $15,038 from $26,435 to $11,397 for the three months ended June 30, 2011 compared to the same period in 2010.  Since our inception on December 29, 2006 until June 30, 2011 we have spent $244,744 on office and general fees.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2011, no did we earn any revenues earned during the same period in 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $7,694 for the six months ended June 30, 2011, compared to a net loss of $78,738 for the same period in 2010.  This decrease in net loss is mostly due to lower office and general and professional fees.  Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses decreased from $78,738 to $7,694 for the six months ended June 30, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower office and general and professional fees.

Our professional fees, consisting primarily of legal, accounting and auditing fees, where $(5,673) for the six months ended June 30, 2011 compared to $28,592 for the same period in 2010.

Our office and general fees decreased $36,779 from $50,146 to $13,367 for the six months ended June 30, 2011 compared to the same period in 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of August 10, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

RACE WORLD INTERNATIONAL, INC. (REGISTRANT)

Date: August 10, 2011	/s/ Wang Shi Bin
Wang Shi Bin
President, Chief Executive Officer, Chief Financial Officer, Director
(Authorized Officer for Registrant)