Form 10-Q/A
period 2011-06-30
Race World International, Inc.
filed 2011-09-14
CIK 1415736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Race World International, Inc.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

RACE WORLD INTERNATIONAL, INC. (REGISTRANT)

Date: September 14, 2011	/s/ Wang Shi Bin
Wang Shi Bin
President, Chief Executive Officer, Chief Financial Officer, Director
(Authorized Officer for Registrant)